Form 10QSB
period 2002-06-30
TRANSITION AUTO FINANCE IV INC
filed 2002-09-19
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                   ----------







                        Commission file number: 333-70350


                        TRANSITION AUTO FINANCE IV, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)



                         TEXAS                                                        75-2957399
               (State of incorporation)                                 (I.R.S. employer identification number)


           8144 Walnut Hill Lane, SUITE 680,
                     DALLAS, TEXAS                                                       75231
       (Address of principal executive offices)                                       (Zip code)



                   Issuer's telephone number, including area code: (214)360-9966

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]



State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2002, the issuer' had 1,000 shares of common stock



    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]



================================================================================

                        TRANSITION AUTO FINANCE IV, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002


                                                                                                           Page No.
                                                                                                           --------

PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

              Balance Sheets......................................................................................3
                June 30, 2002 (Unaudited) and December 31, 2001

              Statements of Income (Unaudited)....................................................................5
               Quarter and six months ended June 30, 2002

              Statements of Cash Flows (Unaudited)................................................................6
                Six Months ended June 30, 2002

              Notes to Consolidated Financial Statements (Unaudited)..............................................7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations......................................................................11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................12

         ITEM 2.  Changes in Securities and Use of Proceeds......................................................12

         ITEM 3.  Defaults Upon Senior Securities................................................................12

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................12

         ITEM 5.  Other Information..............................................................................12

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................13


         Signatures..............................................................................................14






         In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                  6 months ended           FYE
                                                                     6/30/2002          12/31/2001
                                                                    (unaudited)        (See Note 1)
                                                                  --------------       ------------

CURRENT ASSETS
  Cash and cash equivalents                                        $  3,586,445        $      1,000
  Accounts receivable                                                       921                 -0-
  Vehicles held for sale                                                    -0-                 -0-
                                                                   ------------        ------------
      Total Current Assets                                            3,587,366               1,000
                                                                   ------------        ------------

PROPERTY, at cost
  Vehicles leased                                                       585,187                 -0-
  Less accumulated depreciation                                         (15,418)                -0-
                                                                   ------------        ------------
      Net Property                                                      569,769                 -0-
                                                                   ------------        ------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $19,285 and $0            429,190              20,258
                                                                   ------------        ------------



TOTAL ASSETS                                                       $  4,586,325        $     21,258
                                                                   ============        ============

                        TRANSITION AUTO FINANCE IV, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                   6 Months Ended            FYE
                                                      6/30/2002          12/31/2001
                                                     (Unaudited)        (See Note 1)
                                                   --------------       ------------
CURRENT LIABILITIES
  Accrued liabilities                               $    143,344        $        -0-
  Current portion of deferred revenue                     27,962                 -0-
                                                    ------------        ------------
        Total Current Liabilities                        171,306                 -0-
                                                    ------------        ------------

OTHER LIABILITIES
  Due to affiliate                                        24,515              20,258
  Deferred revenue                                        59,715                 -0-
  Investor notes payable                               4,477,000                 -0-
                                                    ------------        ------------
        Total Other Liabilities                        4,561,230              20,258
                                                    ------------        ------------

TOTAL LIABILITIES                                      4,732,536              20,258
                                                    ------------        ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                     100                 100
   Additional paid-in capital                                900                 900
   Retained earnings (deficit)                          (147,211)                -0-
                                                    ------------        ------------
        Total Stockholders' Equity (Deficit)            (146,211)              1,000
                                                    ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                        $  4,586,325        $     21,258
                                                    ============        ============


Note 1: The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE IV, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)


                                            Quarter Ended       Six Months Ended
                                            June 30, 2002         June 30, 2002
                                           --------------       ----------------
REVENUES

  Vehicle monthly lease payments           $       20,225        $       20,225
   Amortization of down payments                    3,551                 3,551
                                           --------------        --------------

        Total Revenues                             23,776                23,776
                                           --------------        --------------

OPERATING EXPENSES

  Operating costs                                  73,671                73,671
  General and administrative                        1,244                 9,203
  Depreciation and amortization                    34,703                34,703
                                           --------------        --------------
        Total Operating Expenses                  109,618               117,577

Operating Loss                                    (85,842)              (93,801)
                                           --------------        --------------

OTHER INCOME (EXPENSE)

Investment income                                  10,142                10,142
Other income (expense)                                -0-                   -0-
Interest expense                                  (63,552)              (63,552)
Loss on sale of inventory                             -0-                   -0-
                                           --------------        --------------

        Total Other Income (Expense)              (53,410)              (53,410)
                                           --------------        --------------

Provision for Federal Income Taxes                    -0-                   -0-
                                           --------------        --------------

Net Loss                                   $     (139,252)       $     (147,211)
                                           ==============        ==============

Loss per share (basic and diluted)         $       139.25        $       147.21

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                  6 Months Ended
                                                                   June 30, 2002
                                                                  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $     (147,211)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                        34,703
     Amortization of down payments                                        (3,551)
     Impairment loss                                                         -0-
     Provision for allowance for doubtful accounts                           -0-
     (Gain) loss on sale of property                                         -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                                    (921)
     Accrued liabilities                                                 143,344
     Deferred revenue                                                     91,228
                                                                  --------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         117,592
                                                                  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                             (585,187)
   Cash proceeds from sale of property                                       -0-
                                                                  --------------
NET CASH (USED) BY INVESTING ACTIVITIES                                 (585,187)
                                                                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                    -0-
   Net advances (payments) to affiliates                                   4,257
   Debt issuance costs                                                  (428,217)
   Proceeds from notes payable                                         4,477,000
                                                                  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              4,053,040
                                                                  --------------

NET INCREASE (DECREASE) IN CASH                                        3,585,445

CASH AND CASH EQUIVALENTS, beginning of period                             1,000
                                                                  --------------

CASH AND CASH EQUIVALENTS, end of period                          $    3,586,445
                                                                  ==============

CASH PAID DURING THE YEAR FOR
   Interest                                                       $       14,498
                                                                  ==============
   Income taxes                                                   $          -0-
                                                                  ==============


NON-CASH INVESTING ACTIVITIES


No vehicles purchased during the quarter ended June 30, 2002 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002

NOTE 1:  BUSINESS ACTIVITY

         Transition Auto Finance IV, Inc. (the Company) is a Texas corporation organized September 13, 2001. The Company was established to purchase motor vehicles and automobile lease contracts, collecting and servicing automobile lease contracts and remarketing motor vehicles upon termination of their leases. Transition Leasing Management, Inc. (TLMI) owns 100% of the Company's common stock.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CASH AND CASH EQUIVALENTS

                  For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  The Company maintains cash balances at financial institutions in Dallas, Texas. Accounts at the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

         REVENUE

                  The vehicles are leased to individuals under leases with terms ranging from thirty-six to forty-eight months. The leases are considered to be operating leases. At the end of the lease period, the lessee may purchase the equipment at the contractual residual value plus any other outstanding items due. Monthly lease payments are recognized as revenue in the month that the payments are due. The vehicle leases require a down payment from the lessee at the inception of the lease.

                  The down payments are initially recorded as deferred revenue and then recognized as income over the term of the leases on a straight-line basis.

         VEHICLES HELD FOR SALE

                  Vehicles held for sale are leased vehicles in which the lease term has expired or that have been repossessed. Vehicles held for sale are valued at the lower of book value or market value. Generally, these vehicles will be sold at auction by the Company.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         EQUIPMENT AND LEASED VEHICLES

                  Equipment and leased vehicles are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line-method. Leased vehicle depreciation is calculated over the term of the vehicle lease, using the cost of the vehicle less the estimated residual value of the vehicle at the end of the lease. Present leases have terms ranging from thirty-six to forty-eight months.


         OTHER ASSETS

                  Other assets include debt issuance costs incurred in connection with the Company's offering of securities filed with the Securities and Exchange Commission. These costs are being amortized, on a straight-line basis, over the term of the debt securities, which mature on April 3, 2007.

         DEFERRED REVENUE

                  Deferred revenue consists of down payments made by lessees at the inception of the lease. The down payments are amortized over the lease term. Lease terms range from thirty-six to forty-eight months.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Fair values of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

         USE OF ESTIMATES

                  In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         CONCENTRATION OF CREDIT RISK

                  A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

         ACCOUNTING PRONOUNCEMENTS

                  During 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The pronouncement addresses the recognition and re-measurement of obligations associated with the retirement of tangible long-lived assets. In 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and applies to all long-lived assets (including discontinued operations). The Company does not expect these standards to have a material impact on future financial statements or results of operations.


NOTE 3:  INCOME TAXES

         The Company is a corporation subject to federal and state income taxes. The Company and its parent intend to file a consolidated tax return. Each company in the consolidated group determines its taxable income or loss, on a separate company basis, and the consolidated tax liability is allocated to each company with taxable income in proportion to the total of the taxable income amounts.


NOTE 4:  INVESTOR NOTES PAYABLE

         The Company has issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of June 30, 2002. These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                                  JUNE 30, 2002



NOTE 4:  INVESTOR NOTES PAYABLE  (CONTINUED)

         During the second quarter of 2002, Transition Auto Finance IV, Inc. instructed the Underwriter to cease Note sales. The Investor Notes bear interest at the rate of 9%. Interest is payable monthly on the 15th day of each month.

         The Investor Notes were issued at various times during the Second quarter ended June 30, 2002, however the maturity date for all of the Investor Notes is April 3, 2007. The Investor Notes, are collateralized by the following:

                  1. Automobile contracts for the leasing of new or late model automobiles.

                  2.       The leased vehicles.

NOTE 5:  RELATED PARTIES

         The Company has entered into a Servicing Agreement with TLMI. TLMI will be entitled to a servicing fee of $35 per month per contract and a payment of $150 per contract purchased. TLMI will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. TLMI will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. During the six months ended June 30, 2002, the Company paid TLMI $50,896 for these fees and still owes $18,060.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended June 30, 2002. The Company had no operations for the comparable period in 2001. The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

General.

         As of June 30, 2002, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had originated a total of 21 leases at a gross book value of $585,187. The Company had net cash of $3,586,445 after allowed expenses and brokerage fees $358,160 paid to the Underwriter Great Nations Investment Corp. During the second quarter of 2002 Transition Auto Finance IV, Inc. instructed the Underwriter to cease Note sales.

Results of Operations

         For the three months ended June 30, 2002, the company had received monthly contract lease payments of $20,225 and amortization of down payments of $3,551.

         Operating costs including general and administrative expenses were $74,915 for the three-month period ended June 30, 2002.

         Depreciation and amortization was $34,703 for the three months ended June 30, 2002.

         Interest expense for the three months ended June 30, 2002, was $63,552.

         There was no loss on sale of inventory for the quarter ended June 30, 2002.

         The net loss for the quarter ended June 30, 2002, was $139,252. The loss was primarily the result of the following: (i) GAAP requirement that down payments be amortized over the life of the lease, thus understating total revenues $87,677 for the period, (ii) GAAP requirement that the marketing fees paid to Transition Leasing Management, Inc. be fully expensed in the period paid while the corresponding revenue (down payments) is amortized over the life of the lease, and (iii) interest expense as a percent of total revenues is higher during the beginning of the offering due to the high carrying cost of idle assets. As additional leases are acquired it is management's belief that interest expense, as a percent of revenues will decrease.

         On June 30, 2002, Transition Finance II, Inc. (TAF II) defaulted on $6,280,000 of its 11% Redeemable Secured Notes. TAF II is attempting to work with Note Holders and Trustee to insure that the Note Holders are repaid to the fullest extent possible. TAF IV differs from TAF II in several ways:

         (1) Longer term

         (2) Longer reinvestment period

         (3) Lower interest rate

         (4) Investing in leases at a time of economic recovery

A fifth item would be the reduction of "zero financing" by automobile manufacturers. However, zero financing, is once again being used by manufacturers to stimulate new car sales. Zero financing has the effect of substantially lowering used car prices and enabling more buyers to pay off current leases and acquire a new car with lower or no finance charges. Lower used car prices result in the company receiving less money on vehicles that are sold as a result of repossessions.



Liquidity and Capital Resources

         During the Three months ended June 30, 2002, the Company used cash of $585,187 in its investing activities and received $4,053,040 in its financing activities.

         The Company's only source of liquidity in the future will be from its existing proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio consists of 21 leases, none of which have defaulted.

         This report contains various forward looking statements and information that are based on management's belief as well as assumptions made by and information currently available to management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected. Among the key factors that may have a direct bearing on the Company's operating results are fluctuations in the economy and in the level of activity in the automobile and consumer finance industry, demand for the Company's products, the impact of competition and interest rate fluctuations.



PART II. OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.



ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


         (a) Not Applicable

         (b) Not Applicable

         (c) Not Applicable

         (d) The company applied 90% of the gross proceeds from the sale of the Notes to the purchase or acquisition of the Leased Vehicles and the contracts. The Company paid to the Underwriter sales commissions of 6% of the principal amount of the Notes sold by the Underwriter. Additionally, the Company reimbursed the Underwriter for certain expenses incurred in connection with its due diligence activities with regard to the Offering of 2% of the aggregate principal amount of the Notes sold. The Company also used 2% of the gross proceeds from the sale of the Notes to pay offering and organizational expenses, including filing and registration fees, legal fees of the Company's counsel, accounting fees, trustee's fees, escrow agent's fees, "blue sky" expenses and printing expenses.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the Company's sole stockholder during the Second quarter of 2002.


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Financial Statements

       The following financial statements are filed as a part of this Form
10-KSB:

             The Index to Financial Statements is set out in Item 7 herein.

       Exhibits

       The following exhibits are filed as exhibits to this report on Form
10-KSB:

             The information required is set forth in the Index to Exhibits accompanying this Form 10-QSB.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended June 30, 2002

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                                    TRANSITION AUTO FINANCE IV, INC.
                                                     --------------------------------------------------------------
                                                                              (Registrant)


Date:    9/19/02                                                           /s/ KENNETH C. LOWE
      --------------------                           --------------------------------------------------------------
                                                                       Kenneth C. Lowe, President/
                                                                            Chief Executive Officer


Date:    9/19/02                                                           /s/ KENNETH C. LOWE
      --------------------                           --------------------------------------------------------------
                                                                       Kenneth C. Lowe, President/
                                                                            Chief Operating Officer


Date:    9/19/02                                                          /s/ KENNETH C. LOWE
      --------------------                           --------------------------------------------------------------
                                                                       Kenneth C. Lowe, President/
                                                                            Chief Financial Officer

                                INDEX TO EXHIBITS

        EXHIBIT
        NUMBER                             DESCRIPTION
        -------                            -----------

         3.1      Articles of Incorporation of Transition Auto Finance IV,
                  Inc.*

         3.2      Bylaws of Transition Auto Finance IV, Inc.*

         4.1      Form of Indenture between Transition Auto Finance IV, Inc. and
                  Trust Management, Inc., as Trustee ***

         4.2      Form of Secured Note Due April 3, 2007 (included in Article
                  Two of Indenture filed as Exhibit 4.1)

         10.1     Form of Master Contract Purchase Agreement between Transition
                  Auto Finance IV, Inc. and Transition Leasing Management,
                  Inc.**

         10.2     Form of Servicing Agreement between Transition Leasing
                  Management, Inc. and Transition Auto Finance IV, Inc.**

         99.1     Certification of Reporting Officer




         * Incorporated by reference from Registration Statement on Form SB-2 of Transition Auto Finance IV, Inc. Registration No. 333-70350, filed April 1, 2002.

         ** Incorporated by reference from Amendment No. 1 to Registration Statement on Form SB-2 of Transition Auto Finance IV, Inc. Registration No. 333-70350 filed April 1, 2002.

         *** Incorporated by reference from Amendment No. 3 to Registration Statement on Form SB-2 of Transition Auto Finance IV, Inc. Registration No. 333-70350 filed April 1, 2002.