Form 10QSB
period 2002-09-30
TRANSITION AUTO FINANCE IV INC
filed 2002-11-14
CIK 1160213

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                 QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                               -----------------


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


State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: At September 30, 2002, the issuer' had 1,000 shares of common stock



    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [x]

================================================================================

                        TRANSITION AUTO FINANCE IV, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002


                                                                                                 Page No.
PART I. FINANCIAL INFORMATION

        ITEM 1. Financial Statements

                Balance Sheets ........................................................................3
                September 30, 2002 (Unaudited) and December 31, 2001

                Statements of Income (Unaudited) ......................................................5
                Quarter and nine months ended September 30, 2002

                Statements of Cash Flows (Unaudited) ..................................................6
                Nine Months ended September 30, 2002

                Notes to Consolidated Financial Statements (Unaudited) ................................7

        ITEM 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ..................................................11

PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings ....................................................................12

        ITEM 2. Changes in Securities and Use of Proceeds ............................................12

        ITEM 3. Defaults Upon Senior Securities ......................................................13

        ITEM 4. Submission of Matters to a Vote of Security Holders ..................................13

        ITEM 5. Other Information ....................................................................13

        ITEM 6. Exhibits and Reports on Form 8-K .....................................................13


        Signatures ...................................................................................14




     In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                 9 MONTHS ENDED         FYE
                                                                   9/30/2002         12/31/2001
                                                                   (UNAUDITED)      (SEE NOTE 1)
                                                                 --------------     ------------

CURRENT ASSETS
  Cash and cash equivalents                                       $ 2,747,661       $     1,000
  Accounts receivable                                                  11,110               -0-
  Vehicles held for sale                                               99,252               -0-
                                                                  -----------       -----------
      Total Current Assets                                          2,858,023             1,000
                                                                  -----------       -----------
PROPERTY, at cost
  Vehicles leased                                                   1,240,684               -0-
  Less accumulated depreciation                                       (62,594)              -0-
                                                                  -----------       -----------
      Net Property                                                  1,178,090               -0-
                                                                  -----------       -----------
OTHER ASSETS
  Debt issuance costs, net of amortization of $43,515 and $0          404,960            20,258
                                                                  -----------       -----------
TOTAL ASSETS                                                      $ 4,441,073       $    21,258
                                                                  ===========       ===========



See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                                 9 MONTHS ENDED         FYE
                                                                   9/30/2002         12/31/2001
                                                                   (UNAUDITED)      (SEE NOTE 1)
                                                                 --------------     ------------
CURRENT LIABILITIES
  Accrued liabilities                                             $    47,987       $       -0-
  Current portion of deferred revenue                                  53,673               -0-
                                                                  -----------       -----------
        Total Current Liabilities                                     101,660               -0-
                                                                  -----------       -----------
OTHER LIABILITIES
  Due to affiliate                                                     19,008            20,258
  Deferred revenue                                                    143,192               -0-
  Investor notes payable                                            4,477,000               -0-
                                                                  -----------       -----------
      Total Other Liabilities                                       4,639,200            20,258
                                                                  -----------       -----------

TOTAL LIABILITIES                                                   4,740,860            20,258
                                                                  -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                                  100               100
   Additional paid-in capital                                             900               900
   Retained earnings (deficit)                                       (300,787)              -0-
                                                                  -----------       -----------
       Total Stockholders' Equity (Deficit)                          (299,787)            1,000
                                                                  -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                      $ 4,441,073       $    21,258
                                                                  ===========       ===========



Note 1: The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.


See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)


                                          QUARTER ENDED        NINE MONTHS ENDED
                                        SEPTEMBER 30, 2002    SEPTEMBER 30, 2002
                                        ------------------    ------------------

REVENUES

  Vehicle monthly lease payments           $  70,627             $  90,852
  Amortization of down payments               29,696                33,247
                                           ---------             ---------

        Total Revenues                       100,323               124,099
                                           ---------             ---------

OPERATING EXPENSES

  Operating costs                             83,043               156,714
  General and administrative                   7,452                16,655
  Depreciation and amortization               72,072               106,775
                                           ---------             ---------
        Total Operating Expenses             162,567               280,144

Operating Loss                               (62,244)             (156,045)
                                           ---------             ---------

OTHER INCOME (EXPENSE)

Investment income                             13,424                23,566
Other income (expense)                           -0-                   -0-
Interest expense                            (100,787)             (164,339)
Loss on sale of inventory                     (3,969)               (3,969)
                                           ---------             ---------
        Total Other Income (Expense)         (91,332)             (144,742)
                                           ---------             ---------

Provision for Federal Income Taxes               -0-                   -0-
                                           ---------             ---------

Net Loss                                   $(153,576)            $(300,787)
                                           =========             =========

Loss per share (basic and diluted)         $  153.58         $  300.79



See Accompanying Notes to Financial Statements

                         TRANSITION AUTO FINANCE IV, INC.

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                9 MONTHS ENDED
                                                              SEPTEMBER 30, 2002
                                                              ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $  (300,787)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                   106,775
     Amortization of down payments                                   (33,247)
     Impairment loss                                                     -0-
     Provision for allowance for doubtful accounts                       -0-
     (Gain) loss on sale of property                                   3,969
Net changes in operating assets and liabilities:
     Accounts receivable                                             (11,110)
     Accrued liabilities                                              47,987
     Deferred revenue                                                230,112
                                                                 -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      43,699
                                                                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                       (1,354,571)
   Cash proceeds from sale of property                                10,000
                                                                 -----------
NET CASH (USED) BY INVESTING ACTIVITIES                           (1,344,571)
                                                                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                -0-
   Net advances (payments) to affiliates                              (1,250)
   Debt issuance costs                                              (428,217)
   Proceeds from notes payable                                     4,477,000
                                                                 -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          4,047,533
                                                                 -----------

NET INCREASE (DECREASE) IN CASH                                    2,746,661

CASH AND CASH EQUIVALENTS, beginning of period                         1,000
                                                                 -----------
CASH AND CASH EQUIVALENTS, end of period                         $ 2,747,661
                                                                 ===========
CASH PAID DURING THE YEAR FOR
   Interest                                                      $   130,743
                                                                 ===========
   Income taxes                                                  $       -0-
                                                                 ===========

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $93,526 were reclassified from vehicles leased to vehicles held for sale as of September 30, 2002.

Vehicles with a net book value of $93,526 were reclassified from vehicles leased to vehicles held for sale as of September 30, 2002.


See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2002

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

                               SEPTEMBER 30, 2002


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

                               SEPTEMBER 30, 2002

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

               In April 2002, the FASB issued Statement 145, Rescission of FASB Statements 4, 44 and 64 and Amendment of FASB 13. This Statement addresses financial accounting and reporting associated with the extinguishment of certain debts and leases. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

               In June 2002, the FASB issued Statement 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement will be effective after December 31, 2002. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

               In October 2002, the FASB issued Statement 147, Acquisitions of Certain Financial Institutions. This Statement will be effective October 1, 2002, but will have no effect on the Company's financial statements.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               SEPTEMBER 30, 2002


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended September 30, 2002. The Company had no operations for the comparable period in 2001. The balance sheet at December 31, 2001, as presented, is derived from the audited financial statements at that date.

General.

     As of September 30, 2002, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had originated a total of 52 leases at a gross book value of $1,240,684. The Company had net cash of $2,747,661 after allowed expenses and brokerage and due diligence fees of $358,160 paid to the Underwriter Great Nations Investment Corp. During the second quarter of 2002 Transition Auto Finance IV, Inc. instructed the Underwriter to cease Note sales.

Results of Operations: Three months ended September 30, 2002.

     For the three months ended September 30, 2002, the company had received monthly contract lease payments of $70,627 and amortization of down payments of $29,696.

     Operating costs including general and administrative expenses were $90,495 for the three-month period ended September 30, 2002.

     Depreciation and amortization was $72,072 for the three months ended September 30, 2002.

     Interest expense for the three months ended September 30, 2002, was $100,787.

     Loss on sale of inventory for the quarter ended September 30, 2002 was $3,969.

     The net loss for the quarter ended September 30, 2002, was $153,576. The loss was primarily the result of the following: (i) GAAP requirement that down payments be amortized over the life of the lease, thus understating total revenues of $196,865 for the period, (ii) GAAP requirement that the marketing fees paid to Transition Leasing Management, Inc. be fully expensed in the period paid while the corresponding revenue (down payments) is amortized over the life of the lease, and (iii) interest expense as a percent of total revenues is higher during the beginning of the offering due to the high carrying cost of idle assets. As additional leases are acquired it is management's belief that interest expense, as a percent of revenues will decrease.

     On June 30, 2002, Transition Finance II, Inc. (TAF II) defaulted on $6,280,000 of its 11% Redeemable Secured Notes. TAF II is attempting to work with Note Holders and Trustee to insure that the Note Holders are repaid to the fullest extent possible. TAF IV differs from TAF II in several ways:

     (1) Longer term

     (2) Longer reinvestment period

     (3) Lower interest rate

     A fourth item would be the reduction of "zero financing" by automobile manufacturers. However, zero financing, is once again being used by manufacturers to stimulate new car sales. Zero financing has the effect of substantially lowering used car prices and enabling more buyers to pay off current leases and acquire a new car with lower or no finance charges. Lower used car prices result in the company receiving less money on vehicles that are sold as a result of repossessions.

Results of Operations: Nine month period ended September 30, 2002.

     Total revenue for the nine-months ended September 30, 2002 was $124,099.

     Operating costs and expenses were $173,369 for the nine month period ended September 30, 2002.

     Depreciation and amortization for the nine month period ended September 30, 2002 was $106,775.

     Investment income for the nine months ended September 30, 2002 was $23,566.

     Interest expense for the nine months ended September 30, 2002 was $164,339.

     Loss on sale of inventory for the nine months ended September 30, 2002 was $3,969.

     The Company had a loss of $300,787 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

     During the three months ended September 30, 2002, the Company used cash of $1,344,571 in its investing activities and received $4,047,533 in its financing activities.

     The Company's only source of liquidity in the future will be from its existing proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

     The Company's portfolio, which consisted of 52 leases, included one (1) lease, which resulted in early termination. The information on the company's experience with respect to early terminations is set forth below:

                                                                   VEHICLE                                    TOTAL
                 # OF    GROSS COST    MISC.    TOTAL      DOWN      SALE   SALES TAX  WARRANTY  MARKETING   AMOUNT    PROFIT
              CONTRACTS  OF VEHICLE  EXPENSES  PAYMENTS  PAYMENT    AMOUNT    CREDIT    REBATE    FEE PAID  RECEIVED   (LOSS)
              ---------  ----------  --------  --------  -------   -------  ---------  --------  ---------  --------   ------
Repossession      1       $15,241       $75      $729     $2,235   $10,000     $625       $0       $1,285    $12,304  ($3,012)
Early Payoff      0            $0       $ 0      $  0     $    0   $     0     $  0       $0       $    0    $     0   $    0
              ---------  ----------  --------  --------  -------   -------  ---------  --------  ---------  --------   ------
Total             1       $15,241       $75      $729     $2,235   $10,000     $625       $0       $1,285    $12,304  ($3,012)

Note: The above results on early termination do not include any allowance for interest expense.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the Third quarter of 2002.


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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the three months ended September 30, 2002

                                   SIGNATURES

        In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              TRANSITION AUTO FINANCE IV, INC.
                                              --------------------------------
                                                        (Registrant)


Date: November 14, 2002                             /s/ KENNETH C. LOWE
      --------------------                   --------------------------------
                                                 Kenneth C. Lowe, President/
                                                 Chief Executive Officer


Date: November 14, 2002                             /s/ KENNETH C. LOWE
      -------------------                     --------------------------------
                                                 Kenneth C. Lowe, President/
                                                 Chief Operating Officer


Date:  November 14, 2002                            /s/ KENNETH C. LOWE
       -------------------                     --------------------------------
                                                 Kenneth C. Lowe, President/
                                                 Chief Financial Officer

           CERTIFICATE OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

I, Kenneth C. Lowe, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Transition Auto Finance IV (TAF IV).

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of TAF IV as of, and for, the periods presented in this quarterly report.

4. TAF IV's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for TAF IV and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to TAF IV, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b. evaluated the effectiveness of TAF IV's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. TAF IV's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and TAF IV's Board of Directors:

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect TAF IV's ability to record, process, summarize and report financial data and have identified for TAF IV's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in TAF IV's internal controls.

6. TAF IV's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

/s/ KENNETH C. LOWE
-------------------------------------------
Kenneth C. Lowe,
Chief Executive and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                DESCRIPTION

3.1     Articles of Incorporation of Transition Auto Finance IV, Inc. *

3.2     Bylaws of Transition Auto Finance IV, Inc. *

4.1 Form of Indenture between Transition Auto Finance IV, Inc. and Trust Management, Inc., as Trustee ***

4.2 Form of Secured Note Due April 3, 2007 (included in Article Two of Indenture filed as Exhibit 4.1)

10.1 Form of Master Contract Purchase Agreement between Transition Auto Finance IV, Inc. and Transition Leasing Management, Inc.**

10.2 Form of Servicing Agreement between Transition Leasing Management, Inc. and Transition Auto Finance IV, Inc. **

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