Form 10KSB
period 2002-12-31
TRANSITION AUTO FINANCE IV INC
filed 2003-03-31
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                        COMMISSION FILE NUMBER: 333-70350


                        TRANSITION AUTO FINANCE IV, INC.
               (Exact name of registrant as specified in charter)

                         TEXAS                                                         75-2957399
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification Number)


             8144 WALNUT HILL LANE., SUITE 680,
                        DALLAS, TEXAS                                                     75231
          (Address of principal executive offices)                                     (Zip code)


                                 Issuer's telephone number, including area code: (214) 360-9966

                                    Securities registered pursuant to section 12(b) of the Act:

                  Title of Class:  NONE                             Name of each exchange on which registered:  NONE

                       Securities registered pursuant to section 12(g) of the Act:  NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year: $288,681

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002, the issuer had 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                TABLE OF CONTENTS


PART I............................................................................................................3

Item 1. Description of Business...................................................................................3
Item 2. Description of Property...................................................................................4
Item 3. Legal Proceedings.........................................................................................4
Item 4. Submission of Matters to a Vote of Security Holders.......................................................4

PART II...........................................................................................................4

Item 5. Market for Common Equity and Related Stockholder Matters..................................................4
Item 6. Management's Discussion and Analysis or Plan of Operations................................................5
Item 7. Financial Statements and Supplementary Data...............................................................6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....................17

PART III.........................................................................................................17

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
         Exchange Act............................................................................................17
Item 10. Executive Compensation..................................................................................17
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders...................17
Item 12. Certain Relationships and Related Transactions..........................................................19
Item 13. Exhibits and Reports on Form 8-K........................................................................20


         In the opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         As of April 3, 2002, Transition Auto Finance IV, Inc.'s (the "Company") offering (the "Offering") of 9% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2002, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $4,477,000 and (ii) the Company's operating assets consisted of 83 leased vehicles and the lease contracts related thereto, and four vehicles were held in inventory following repossession. Of the Company's 83 lease contracts at December 31, 2002, all were leases newly originated by Transition Leasing Management, Inc. ("Transition Leasing"). As of December 31, 2002 the Company had 6 and 1 leases that were terminated early for repossession and early payoff respectively. As of December 31, 2002, the Company had paid as and when due all installment payments owed on the Notes since their issuance.

         The Company is a wholly owned single-purpose corporate subsidiary of Transition Leasing and is engaged in the business of purchasing new or late-model vehicles and concurrently therewith entering into lease contracts of such vehicles to customers.

         The Company was incorporated under the laws of the State of Texas on September 13, 2001. The Company is a subsidiary of Transition Leasing.

         The Company was established for the sole purposes of purchasing vehicles from third parties and leasing them to consumers pursuant to lease contracts, collecting and servicing the lease contracts, obtaining capital through borrowings or through sale of debt or equity securities to invest in such lease contracts, remarketing the leased vehicles upon termination of their lease contracts, and all related business activities. During the year ended December 31, 2002, all vehicles and lease contracts acquired by the Company were acquired by the Company directly from lease originations by Transition Leasing.

         The funds necessary to purchase the lease contracts or leased vehicles were initially provided solely from the sale of the Notes in the Offering. In addition to the proceeds of the Offering, subject to the prior payment of interest due upon the Notes and payment of certain allowed expenses, the collection proceeds from the lease contracts have and will continue to be used by the Company to purchase or acquire additional lease contracts until the Sinking Fund Trigger Date. The Sinking Fund Trigger Date will be no later than April 3, 2005. While the Notes remain outstanding, the Company is prohibited from engaging in any business other than the purchase and acquisition of the leased vehicles and the lease contracts, the collection and servicing of the lease contracts (including repossession and resale of the leased vehicles collateral), remarketing of the leased vehicles upon termination of the lease contracts, and from incurring any additional indebtedness other than the allowed expenses permitted under the Indenture and any other amounts incurred in the ordinary course of its business.

         The Contracts purchased or acquired by the Company relate primarily to leased vehicles in the middle range of the new and late model automobile market, where consumer retail prices typically range from $15,000 to $30,000. The Company purchased most of the new lease contracts originated by Transition Leasing. Transition Leasing originates automobile lease contracts through new automobile franchise dealers, independent automobile dealers, independent leasing companies, automobile auctions, and other sources. Transition Leasing leases new and late model automobiles to individuals who do not have access to other sources of consumer credit because they do not meet the credit standards imposed by automobile retailers or banking institutions, generally because they have past credit problems or non-prime credit ratings. Frequently, the reason that such an individual may have a non-prime credit rating is that, at some time in the past, he has defaulted on one or more financial obligations, or he has filed for relief under the bankruptcy laws, or both.

         In originating the lease contracts, Transition Leasing takes a more flexible approach and applies a more subjective analysis than those taken by traditional automobile financing sources in determining an applicant's suitability for loan approval. Transition Leasing endeavors to determine whether the applicant's prior credit problems were a result of job displacement, financial hardship beyond the applicant's control or other circumstances that are not indicative of the applicant's current financial condition or payment performance. In addition, Transition Leasing seeks customers that have stable employment providing regular income and possess a strong need to acquire transportation. The Company only purchases or acquires lease contracts that satisfy the lease criteria established in the Indenture and the lease Servicing Agreement between the Company and Transition Leasing (as servicer), and believes that the quality and performance of the lease contracts are enhanced through the consistent application by Transition Leasing of predetermined purchasing, origination and collection criteria established in the Indenture and the Servicing Agreement.

         Transition Leasing and the Company are required to obtain and maintain certain licenses and qualifications to do business in Texas and other states. Transition Leasing and the Company have obtained such licenses.

         There is substantial competition in the business of selling and leasing motor vehicles and the financing thereof. In addition, a number of institutions, including banks, have entered the automobile financing business with respect to high risk, non-prime credit borrowers and compete against Transition Leasing and the Company for the best high risk borrowers. The Company believes, however, that it currently has few competitors in the leasing of new and late-model used motor vehicles to individuals who have had prior credit problems. The Company competes to some extent with providers of alternative financing services, secondary finance companies such as used car dealer groups, or other firms with greater financial and marketing resources than the Company.

         As of the end of the period covered by this Report the Company had, and as of the date of this Report the Company has, no employees and its operations are conducted through Transition Leasing, which services the vehicle leases pursuant to which the Company leases and will lease vehicles.


ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 2002, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2002, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by the Company from Prentiss Properties, on a term of three years for $3,625.58 per month.


ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2002.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no market for the Company's common stock. All shares of the common stock are owned by Transition Leasing. No cash dividends have ever been declared with respect to the common stock. In accordance with the Trust Indenture, no dividends are allowed.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


         The following discussions and analysis relates to factors that have affected the operating results of the Company for the year ended December 31, 2002. At December 31, 2001 the Company had no operations and had no leased vehicles, consequently any comparisons between Fiscal 2002 and Fiscal 2001 would be meaningless. The consolidated balance sheet at December 31, 2002, as presented, is derived from the audited statement at that date.



General.

         As of December 31, 2002, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had originated a total of 90 leases with a net book value $1,812,962.


Liquidity and Capital Resources

         During the twelve months ended December 31, 2002, the Company utilized cash of $2,097,600 in its investing activities and $4,007,267 provided by financing activities. The Company's only source of liquidity in the future will be from its monthly lease payments after interest and other allowed expenses.

Results of Operations

         For the year ended December 31, 2002, the Company had received monthly contract lease payments of $202,513 and amortization of down payments of $86,168.

         Operating cost including general and administrative expenses (excluding depreciation) were $313,602 for the year ended December 31, 2002.

         Depreciation and amortization was $200,709 for the year ended December 31, 2002.


         Loss on sale of inventory for the year ended December 31, 2002 was $35,928.

         Investment income in fiscal 2002 was $33,237.

         Interest expense for the year December 31, 2002 was $265,125.

         The net loss in fiscal 2002 was $493,446.


         The Company's portfolio, which consisted of 83 active leases, and 7 leases which were the result of early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                   Vehicle                                  Total
                 # of    Gross Cost   Misc.    Total     Down        Sale    Sales Tax Warranty Marketing   Amount     Profit
              Contracts  Of Vehicle Expenses  Payments  Payment     Amount     Credit   Rebate   Fee Paid  Received    (Loss)
Repossession      6       $138,917   $2,549   $ 8,548   $22,294   $ 87,900     $3,920     $0     $12,819   $109,843  $(31,623)
Early Payoff      1       $ 49,045   $    0   $ 2,968   $10,527   $ 42,801     $2,675     $0     $ 6,053   $ 52,918  $  3,873
                  -       --------   ------   --------  -------   --------     ------     --     -------   --------   -------
Total             7       $187,962   $2,549   $11,516   $32,821   $130,701     $6,595     $0     $18,872   $162,762  $(27,750)

Note: The above results on early termination does not include any allowance for interest expense

         Loss on repossessions in 2002 was $31,623

         Early payoffs as of December 31, 2002 were 1. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which until it is reinvested, is a minimal earning asset.

         The Company believes that early payoffs generally occur as a result of the customer performing on his lease and consequently rebuilding his credit. Many times his improved credit will allow him to refinance or finance a new car through traditional sources by trading in his leased vehicle, payoff the lease balance, and still have a more favorable payment than he currently has with his leased vehicle with the Company.

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


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Company are included beginning immediately following the index to the financial statements.

                        TRANSITION AUTO FINANCE IV, INC.



                                TABLE OF CONTENTS


                                                                                 PAGE
                                                                                 ----

INDEPENDENT AUDITORS' REPORT                                                       9

FINANCIAL STATEMENTS

  Balance Sheets                                                                  10

  Statements of Income and changes in Retained Earnings (Deficit)                 11

  Statements of Cash Flows                                                        12

  Notes to Financial Statements                                                13-16

                        TRANSITION AUTO FINANCE IV, INC.

                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 2002 AND 2001

Board of Directors
Transition Auto Finance IV, Inc.



                          INDEPENDENT AUDITORS' REPORT


We have audited the accompanying balance sheets of Transition Auto Finance IV, Inc. (the Company) as of December 31, 2002 and the related statements of income and changes in retained earnings (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

In connection with our audit, nothing came to our attention that caused us to believe the Company or Transition Leasing Management, Inc., as its servicer, failed to comply with the terms, covenants, provisions or conditions of section
5.6 of the Indenture dated April 1, 2002 with Trust Management, Inc., as Trustee insofar as relate to accounting matters. However, our audit was not directed primarily toward obtaining knowledge of such noncompliance.




Austin, Texas
February 14, 2003

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                                DECEMBER 31, 2002


                                     ASSETS


CURRENT ASSETS
  Cash and cash equivalents                                                            $2,029,637
  Accounts receivable                                                                      30,753
  Vehicles held for sale                                                                  111,375
  Other assets                                                                              1,083
                                                                                       ----------
      Total Current Assets                                                              2,172,848
                                                                                       ----------

PROPERTY, at cost
  Vehicles leased                                                                       1,927,212
  Less accumulated depreciation                                                          (114,250)
                                                                                       ----------
      Net Property                                                                      1,812,962
                                                                                       ----------
OTHER ASSETS
  Debt issuance costs, net of accumulated amortization of $63,376                         385,099
  Due from an affiliate                                                                    30,545
                                                                                       ----------
      Total Other Assets                                                                  415,644
                                                                                       ----------
TOTAL ASSETS                                                                           $4,401,454
                                                                                       ==========
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                             $  114,115
  Current portion of deferred revenue                                                      86,188
                                                                                       ----------
       Total Current Liabilities                                                          200,303
                                                                                       ----------

OTHER LIABILITIES
  Due to an affiliate                                                                       9,286
  Deferred revenue, net of current portion                                                207,311
  Investor notes payable                                                                4,477,000
                                                                                       ----------
      Total Other Liabilities                                                           4,693,597
                                                                                       ----------

TOTAL LIABILITIES                                                                       4,893,900
                                                                                       ----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,
      issued and outstanding                                                                  100
   Additional paid-in capital                                                                 900
   Retained earnings (deficit)                                                           (493,446)
                                                                                       ----------
      Total Stockholders' Equity (Deficit)                                              (492,446)
                                                                                       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                           $4,401,454
                                                                                       ==========

                        TRANSITION AUTO FINANCE IV, INC.

                              STATEMENTS OF INCOME

                      FOR THE YEAR ENDED DECEMBER 31, 2002


REVENUES
  Vehicle monthly lease payments                 $ 202,513
  Amortization of down payments                     86,168
                                                 ---------
        Total Revenues                             288,681
                                                 ---------

OPERATING EXPENSES

  Operating costs                                  262,583
  General and administrative                        51,019
  Depreciation and amortization                    200,709
                                                 ---------
        Total Operating Expenses                   514,311
                                                 ---------

Operating Income (Loss)                           (225,630)
                                                 ---------

OTHER INCOME (EXPENSE)

Investment income                                   33,237
Interest expense                                  (265,125)
Loss on sale of inventory                          (35,928)
                                                 ---------
        Total Other Income (Expense)              (267,816)
                                                 ---------

Provision for Federal Income Taxes                     -0-
                                                 ---------
                                                 $(493,446)
Net Loss


Beginning retained earnings (deficit)                  -0-
                                                 ---------
Ending retained earnings (deficit)               $(493,446)
                                                 =========
Loss per share (basic and diluted)               $     493




              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 2002


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                            $  (493,446)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                      200,709
     Amortization of down payments                                      (86,168)
     Loss on sale of property                                            35,928
Net changes in operating assets and liabilities:
     Accounts receivable                                                (30,753)
     Other assets                                                        (1,083)
     Accounts Payable and accrued liabilities                           114,115
     Deferred revenue                                                   379,668
                                                                    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               118,970
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                          (2,228,301)
   Proceeds from sale of property                                       130,701
                                                                    -----------
NET CASH USED BY INVESTING ACTIVITIES                                (2,097,600)
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments to affiliates                                           (41,516)
   Debt issuance costs                                                 (428,217)
   Proceeds from notes payable                                        4,477,000
                                                                    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                      4,007,267
                                                                    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (2,028,637)

CASH AND CASH EQUIVALENTS, beginning of year                              1,000
                                                                    -----------

CASH AND CASH EQUIVALENTS, end of year                              $ 2,029,637
                                                                    ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                         $   231,529
                                                                    ===========

NON-CASH INVESTING ACTIVITIES
Vehicles purchased during 2002 with a net book value of $111,375 were reclassified from vehicles leased to vehicles held for sale at December 31, 2002.



              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002

NOTE 1:  BUSINESS ACTIVITY

         Transition Auto Finance IV, Inc. (the Company) is a Texas corporation organized in September 2001. The Company was established to purchase motor vehicles and automobile lease contracts, collect and service automobile lease contracts and remarketing motor vehicles upon termination of their leases. Transition Leasing Management, Inc. (Transition Leasing) owns 100% of the Company's common stock.

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

         VEHICLES HELD FOR SALE

                  Vehicles held for sale are leased vehicles in which the lease term has expired or that have been repossessed. Vehicles held for sale are valued at the lower of cost or fair value. The cost is the net book value of the vehicle after it has been returned to the Company either through repossession of early termination of the lease. Generally these vehicles will be sold at auction by the Company or re-leased.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                                DECEMBER 31, 2002


NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (CONTINUED)

         PROPERTY

                  Property consists of leased vehicles, which are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line-method. Leased vehicle depreciation is calculated over the term of the vehicle lease, using the cost of the vehicle less the estimated residual value of the vehicle at the end of the lease. Present leases have terms ranging from thirty-six to forty-eight months.

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

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                                DECEMBER 31, 2002

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

         The Company has a deferred tax asset of $168,000 as of December 31, 2002 (primarily from net operating loss carryforward), which has been completely offset by recognition of a valuation allowance.

         The Company has a net operating loss (NOL) carryforward of $943,446 as of December 31, 2002. The Company's NOL carryforward expires on December 31, 2022.


NOTE 4:  INVESTOR NOTES PAYABLE

         The Company has issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of December 31, 2002.

         These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 9%. Interest is payable monthly on the 15th day of each month.

         The Investor Notes were issued at various times during 2002, however the maturity date for all of the Investor Notes is April 3, 2007. The Investor Notes are collateralized by the following:

                  1. Automobile contracts for the leasing of new or late model automobiles.

                  2. The leased vehicles.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                                DECEMBER 31, 2002


NOTE 4:  INVESTOR NOTES PAYABLE (CONTINUED)

         The following table represents Investor Notes outstanding at December 31, 2002:


   Origination Date              Number of Notes                Note Amount
   ----------------              ---------------                -----------
     April 2002                        124                      $ 1,742,000
     May 2002                          282                        2,735,000
                                                                -----------
                                                                $ 4,477,000
                                                                ===========



NOTE 5:  RELATED PARTIES

         The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $35 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $246,484 in 2002 for servicing, documentation and marketing fees. The Company also has a receivable from Transition Leasing at December 31, 2002 for $30,545. The Company has a payable to an affiliate for $9,286 as of December 31, 2002.


NOTE 6:  DEFERRED REVENUE

         Deferred revenues as of December 31, 2001                    $     -0-
            Down payments received in 2002                              379,667
            Amortization of down payments and forfeitures               (86,168)
                                                                      ---------
         Deferred revenue as of December 31, 2002                       293,499
         Less current portion                                           (86,188)
                                                                      ---------
            Deferred revenue, net of current portion                  $ 207,311
                                                                      =========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth information concerning the directors and executive officers of the Company and their age and position with the Company. Each director holds office until the next annual stockholders' meeting and thereafter until the individual's successor is elected and qualified. Officers serve at the pleasure of the board of directors.

         The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2002 are set forth below:

         Kenneth C. "Ken" Lowe, age 67, has served as our sole director, President and Secretary since our inception. Mr. Lowe has served as a director, Vice President and Secretary of Transition Leasing from October 1994 until July 1996 and as a director, President and Secretary of Transition Leasing since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

         Randall K. Lowe, age 34, has served as our Vice President since our inception and Vice President of Transition Leasing since July 1998. Prior to joining us and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

         William H. Dreger, age 59, joined us in September 1999 and serves as our Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Dreger was Chief Financial Officer and Chief Information Officer for Down to Earth, Inc. in Garland, Texas from 1994 to 1999. From 1985 to 1992, Mr. Dreger was President of Stephenson Financial Services, Inc. in North Hollywood, California. Mr. Dreger has a Bachelor of Business Administration from the University of North Texas at Denton, is a Certified Public Accountant and has over 25 years of experience in accounting and systems.

         None of the directors or the executive officers receives any compensation from the Company, other than reimbursement of their expenses incurred on behalf of the Company. All the officers and directors are paid by Transition Leasing.

         Except as disclosed above, there are no family relationships among the directors and any of the executive officers of the Company. The Company's directors do not hold any directorship in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended. Except for the officers set forth above, there are no employees of the Company.

ITEM 10. EXECUTIVE COMPENSATION

         The executive officers and sole director of the Company receive no compensation, cash or otherwise, from the Company. The executive officers and sole director of the Company are employed by Transition Leasing.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

         The following table sets forth information, as of December 31, 2002, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in
Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.


                                              Shares of Common Stock       Percentage of Common
        Name of Shareholder                            (1)                        Stock
-------------------------------------         ----------------------       --------------------
Transition Leasing Management, Inc.                   1,000                        100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                           0(2)                       0
Randall K. Lowe                                           0                          0
William H. Dreger                                         0                          0


Total                                                 1,000                        100%



All officers and directors as a group                     0                        100%


(1) The information as to beneficial ownership of Common Stock has been furnished by the respective shareholders, directors and officers of the Company.

(2) The directors of Transition Leasing could be deemed to share voting and investment powers over the shares of Common Stock owned of record by Transition Leasing. The sole director of Transition Leasing is Kenneth C. Lowe. The sole owners of the common stock of Transition Leasing are Kenneth C. Lowe and Randall K. Lowe. Transition Leasing has a number of preferred shareholders, who have limited voting rights and who may convert their preferred shares into shares of Transition Leasing common stock. The preferred shareholders, on a fully diluted basis, will not own more than 20% of Transition Leasing's voting securities.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Transition Leasing owns 100% of our Common Stock. Our officers are also officers of Transition Leasing. Mr. Kenneth Lowe is President and Secretary and a director of Transition Leasing and a director, the President, Chief Financial Officer and Secretary of our company, Transition Auto Finance II and Transition Auto Finance III. These officers will devote as much of their time to our business as, in their judgment, is reasonably required. We have real and ongoing conflicts of interest with Transition Auto Finance II, Transition Auto Finance III and Transition Leasing in allocating management time, services, overhead and functions among ourselves, Transition Auto Finance II, Transition Auto Finance III and Transition Leasing Management of Transition Auto Finance II, Transition Auto Finance III and Transition Leasing intends to resolve any such conflicts in a manner that is fair and equitable to us. However, there can be no assurance that Transition Leasing will not form additional subsidiaries engaged in the same business as Transition Auto Finance IV or that any particular conflict may be resolved in a manner that does not adversely affect the noteholders. Neither Transition Auto Finance II, Transition Auto Finance III nor Transition Leasing has guaranteed or is otherwise liable for the debts and liabilities of the Company.

         Due to excessive cost, and oftentimes dealer fraud, the Company no longer purchases extended warranties from dealers who refer customers to the Company when used cars are involved. The Company now purchases extended warranties from Newcastle Services, Inc. where the cost of the warranty is substantially less and the potential for dealer fraud is eliminated. Dealer fraud is a common problem on extended warranties. The Company does not anticipate that extended warranties will be purchased in large quantities since the majority of its leases involve new vehicles that are covered by the stated manufacturers warranty. Newcastle Services, Inc. is owned by Ken Lowe, the majority owner of Transition Leasing Management, Inc., who owns 100% of the stock of the Company.

         Under the terms of the Servicing Agreement and the Purchasing Agreement, Transition Leasing will be paid various fees and be entitled to reimbursement for its expenses incurred in connection with the repossession, remarketing, repair and resale of vehicles out of the proceeds from such resales. The terms of the Servicing Agreement and the Purchasing Agreement were not negotiated at arm's-length but were determined unilaterally by the management of Transition Leasing. Thus, there are real and ongoing conflicts of interest with respect to these agreements. We did not and do not intend to seek competitive bids from other providers of lease purchasing, administration and collection services. There has been no independent determination of the fairness and reasonableness of the terms of these transactions and relationships. Thus, there is no assurance that such services could not have been obtained from an unaffiliated third party in arm's-length negotiations on terms more favorable to us.

         In addition, the terms of the lease contracts to be originated by Transition Leasing will not have been negotiated at arm's-length but will be determined unilaterally by Transition Leasing. Transition Leasing will receive 57.5% of each customer's down payment as a marketing fee.

         Transition Leasing currently provides purchase and collection services for Transition Auto Finance II, Inc. and Transition Auto Finance III, but does not provide such services to any other party, including affiliates. Transition Leasing, however, may agree in the future, to purchase and service lease contracts for itself, its affiliates and other

         The Company used 2% or $258,385 of the gross proceeds from the Offering to reimburse Transition Leasing, the Company's parent, for offering and organizational expenses paid by it.

         The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carryforward of $1,000,000 as of December 31, 2002. The Company's NOL carryforward expires on December 31, 2022.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Financial Statements

         The following financial statements are filed as a part of this Form 10-KSB:

                  The Index to Financial Statements is set out in Item 7 herein.

     Exhibits

         The following exhibits are filed as exhibits to this report on Form 10-KSB:

                  The information required is set forth in the Index to Exhibits accompanying this Form 10-KSB.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 2002.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   (Registrant) Transition Auto Finance IV, Inc.


                                   By  /s/ Kenneth C. Lowe
                                       -----------------------------------------
                                        Kenneth C. Lowe, President/Chief
                                        Executive Officer

                                   Date  March 27, 2003
                                         ---------------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   By  /s/ Kenneth C. Lowe
                                       -----------------------------------------
                                        Kenneth C. Lowe, President/Chief
                                        Financial Officer

                                   Date  March 27, 2003
                                        ----------------------------------------


                                   By  /s/ Kenneth C. Lowe
                                       -----------------------------------------
                                        Kenneth C. Lowe, Director

                                   Date  March 27, 2003
                                         ---------------------------------------

           CERTIFICATE OF CHIEF EXECUTIVE AND CHIEF FINANCIAL OFFICER

I, Kenneth C. Lowe, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Transition Auto Finance IV (TAF IV).

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


Date:  March 27, 2003


 /s/ Kenneth C. Lowe
-------------------------------------------
Kenneth C. Lowe,
Chief Executive and Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                              DESCRIPTION

 3.1          Articles of Incorporation of Transition Auto Finance IV, Inc.*

 3.2          Bylaws of Transition Auto Finance IV, Inc.*

 4.1          Form of Indenture between Transition Auto Finance IV, Inc. and
              Trust Management, Inc., as Trustee***

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