Form 10QSB
period 2003-03-31
TRANSITION AUTO FINANCE IV INC
filed 2003-05-15
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2003, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

                        TRANSITION AUTO FINANCE IV, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                                                                                               Page No.
                                                                                                               --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..................................................................................3
                    March 31, 2003 (Unaudited) and December 31, 2002

                  Statements of Income (Unaudited)................................................................5
                   Quarter ended March 31, 2003

                  Statements of Cash Flows (Unaudited)............................................................6
                    Three Months ended March 31, 2003

                  Notes to Consolidated Financial Statements (Unaudited)..........................................7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .....................................................................11

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

         ITEM 3.  Defaults Upon Senior Securities................................................................12

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................12

         ITEM 5.  Other Information..............................................................................12

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................13

         Signatures .............................................................................................14

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                         3 months ended             FYE
                                                                            3/31/2003            12/31/2002
                                                                           (unaudited)          (See Note 1)
                                                                           -----------           -----------

CURRENT ASSETS
  Cash and cash equivalents                                                $ 1,164,014           $ 2,029,637
  Accounts receivable                                                           68,892                30,753
  Vehicles held for sale                                                       157,636               111,375
  Other Assets                                                                   1,083                 1,083
                                                                           -----------           -----------
      Total Current Assets                                                   1,391,625             2,172,848
                                                                           -----------           -----------
PROPERTY, at cost
  Vehicles leased                                                            2,857,809             1,927,212
  Less accumulated depreciation                                               (230,679)             (114,250)
                                                                           -----------           -----------
      Net Property                                                           2,627,130             1,812,962
                                                                           -----------           -----------
OTHER ASSETS
  Debt issuance costs, net of amortization of $86,029 and $63,376              362,446               385,099
  Due from associates                                                           28,373                30,545
                                                                           -----------           -----------
        Total Other Assets                                                     390,819               415,644
                                                                           -----------           -----------
TOTAL ASSETS                                                               $ 4,409,574           $ 4,401,454
                                                                           ===========           ===========

See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                     3 Months Ended              FYE
                                                        3/31/2003             12/31/2002
CURRENT LIABILITIES                                    (Unaudited)           (See Note 1)
                                                       -----------           -----------
  Accrued liabilities                                  $   164,116           $   114,115
  Current portion of deferred revenue                      137,900                86,188
                                                       -----------           -----------
        Total Current Liabilities                          302,016               200,303
                                                       -----------           -----------
OTHER LIABILITIES
  Due to affiliate                                           9,286                 9,286
  Deferred revenue                                         309,781               207,311
  Investor notes payable                                 4,477,000             4,477,000
                                                       -----------           -----------
      Total Other Liabilities                            4,796,067            4, 693,597
                                                       -----------           -----------
TOTAL LIABILITIES                                        5,098,083             4,893,900
                                                       -----------           -----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
   authorized, issued and outstanding                          100                   100
   Additional paid-in capital                                  900                   900
   Retained earnings (deficit)                            (689,509)             (493,446)
                                                       -----------           -----------
       Total Stockholders' Equity (Deficit)               (688,509)             (492,446)
                                                       -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                           $ 4,409,574           $ 4,401,454
                                                       ===========           ===========

Note 1: The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)

                                            Quarter Ended
                                           March 31, 2003
                                           --------------
REVENUES
  Vehicle monthly lease payments              $ 185,940
   Amortization of down payments                 55,329
                                              ---------
        Total Revenues                          241,269
                                              ---------
OPERATING EXPENSES
  Operating costs                               142,457
  General and administrative                     14,762
  Depreciation and amortization                 139,621
                                              ---------
        Total Operating Expenses                296,840
Operating Loss                                  (55,571)
                                              ---------
OTHER INCOME (EXPENSE)
Investment income                                 5,560
Interest expense                               (100,787)
Loss on sale of inventory                       (45,265)
                                              ---------
        Total Other Income (Expense)           (140,492)
                                              ---------
Provision for Federal Income Taxes                  -0-
                                              ---------
Net Loss                                      $(196,063)
                                              =========
Loss per share (basic and diluted)            $  196.06

See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    3 Months Ended
                                                                    March 31, 2003
                                                                     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                             $  (196,063)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                       139,621
     Amortization of down payments                                       (55,329)
     Impairment loss                                                         -0-
     Provision for allowance for doubtful accounts                           -0-
     (Gain) loss on sale of property                                      45,265
Net changes in operating assets and liabilities:

     Accounts receivable                                                 (38,139)
     Accrued liabilities                                                  50,001
     Deferred revenue                                                    209,511
                                                                     -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         154,867
                                                                     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                           (1,099,585)
   Cash proceeds from sale of property                                    82,350
                                                                     -----------
NET CASH (USED) BY INVESTING ACTIVITIES                               (1,017,235)
                                                                     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                    -0-
   Net advances (payments) to affiliates                                  (2,172)
   Debt issuance costs                                                       -0-
   Proceeds from notes payable                                               -0-
                                                                     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 (2,172)
                                                                     -----------
NET INCREASE (DECREASE) IN CASH                                         (864,540)
CASH AND CASH EQUIVALENTS, beginning of period                         2,029,637
                                                                     -----------
CASH AND CASH EQUIVALENTS, end of period                             $ 1,165,097
                                                                     ===========
CASH PAID DURING THE YEAR FOR
   Interest                                                          $   100,787
                                                                     ===========
   Income taxes                                                             $-0-
                                                                     ===========

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $36,455 were reclassified from vehicles leased to vehicles held for sale as of March 31, 2003.

See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2003

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

                                 MARCH 31, 2003

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

                                 MARCH 31, 2003

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

NOTE 4:     INVESTOR NOTES PAYABLE

            The Company has issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of March 31, 2003.

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

                  2.    The leased vehicles.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

                                 MARCH 31, 2003

NOTE 4:     INVESTOR NOTES PAYABLE (CONTINUED)

            The following table represents Investor Notes outstanding at March 31, 2003:

Origination Date      Number of Notes   Note Amount
----------------      ---------------   -----------
April 2002                 124          $1,742,000
May 2002                   282           2,735,000
                                        ----------
                                        $4,477,000
                                        ==========

NOTE 5:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $35 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $246,484 and $140,321 in 2002 and the 1st Quarter of 2003 for servicing, documentation and marketing fees. The Company also has a receivable from Transition Leasing at December 31, 2002 and March 31, 2003 for $30,545 and $28,373. The
            Company has a payable to an affiliate for $9,286 as of December 31, 2002 and March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2003. The Company had no operations for the comparable period in 2002. The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

General.

      As of March 31, 2003, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had originated a total of 144 leases of which 129 remained on the books at a gross book value of $1,240,684.

Results of Operations: Three months ended March 31,2003.

      For the three months ended March 31, 2003, the company had received monthly contract lease payments of $185,940 and amortization of down payments of $55,329.

      Operating costs including general and administrative expenses were $157,219 for the three-month period ended March 31, 2003.

      Depreciation and amortization was $139,621 for the three months ended March 31, 2003.

      Interest expense for the three months ended March 31, 2003, was $100,787.

      Loss on sale of inventory for the quarter ended March 31, 2003, was $45,265.

      The net loss for the quarter ended March 31, 2003, was $196,063. The loss was primarily the result of the following: (i) GAAP requirement that down payments be amortized over the life of the lease, thus understating total revenues of $241,269 for the period, (ii) GAAP requirement that the marketing fees paid to Transition Leasing Management, Inc. be fully expensed in the period paid while the corresponding revenue (down payments) is amortized over the life of the lease, and (iii) interest expense as a percent of total revenues is higher during the beginning of the offering due to the high carrying cost of idle assets. As additional leases are acquired it is management's belief that interest expense, as a percent of revenues will decrease.

      On June 30, 2002, Transition Finance II, Inc. (TAF II) defaulted on $6,280,000 of its 11% Redeemable Secured Notes. TAF II is attempting to work with Note Holders and Trustee to insure that the Note Holders are repaid to the fullest extent possible. TAF IV differs from TAF II in several ways:

      (1) Longer term

      (2) Longer reinvestment period

      (3) Lower interest rate

A fourth item would be the reduction of "zero financing" by automobile manufacturers. However, zero financing, is once again being used by manufacturers to stimulate new car sales. Zero financing has the effect of substantially lowering used car prices and enabling more buyers to pay off current leases and acquire a new car with lower or no finance charges. Lower used car prices result in the company receiving less money on vehicles that are sold as a result of repossessions. Inflation is not expected to have an impact.

Liquidity and Capital Resources

      During the three months ended March 31, 2003, the Company used cash of $(1,017,235) in its investing activities and received $ (2,172) in its financing activities.

      The Company's only source of liquidity in the future will be from its existing proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 144 leases, included 15 leases, which resulted in early termination. The information on the company's experience with respect to early terminations is set forth below:

                                                                     Vehicle                                      Total
                # of    Gross Cost    Misc.     Total       Down       Sale    Sales Tax   Warranty  Marketing    Amount    Profit
             Contracts  Of Vehicle  Expenses   Payments    Payment    Amount     Credit     Rebate    Fee Paid   Received   (Loss)
             ---------  ----------  --------   --------    -------    ------     ------     ------    --------   --------   ------
Repossession        14   $282,517   $  5,563   $ 17,716   $ 43,173   $170,250   $  9,067   $      0   $ 24,825   $215,381  ($72,699)
Early Payoff         1   $ 49,045   $      0   $  2,968   $ 10,527   $ 42,801   $  2,675   $      0   $  6,053   $ 52,918  $  3,873
              --------   --------   --------   --------   --------   --------   --------   --------   --------   --------  --------
Total               15   $331,562   $  5,563   $ 20,684   $ 53,700   $213,051   $ 11,742   $      0   $ 30,878   $268,300  ($68,826)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the First quarter of 2003.

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

(b) Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended March 31, 2003

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TRANSITION AUTO FINANCE IV, INC.
                                                --------------------------------
                                                         (Registrant)


Date:     May 14, 2003                               /s/ Kenneth C. Lowe
      --------------------                      --------------------------------
                                                  Kenneth C. Lowe, President/
                                                    Chief Executive Officer

Date:     May 14, 2003                               /s/ Kenneth C. Lowe
      --------------------                      --------------------------------
                                                  Kenneth C. Lowe, President/
                                                    Chief Operating Officer

Date:     May 14, 2003                               /s/ Kenneth C. Lowe
      --------------------                      --------------------------------
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

Date: May 14, 2003

/s/ Kenneth C. Lowe
-------------------------------------------
Kenneth C. Lowe,
Chief Executive and Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
------                                  -----------
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