Form 10QSB
period 2003-06-30
TRANSITION AUTO FINANCE IV INC
filed 2003-08-14
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                -----------------



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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2003, the issuer' had 1,000 shares of common stock


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

                        TRANSITION AUTO FINANCE IV, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                                                                           Page No.
                                                                                                           --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..................................................................................3
                    June 30, 2003 (Unaudited) and December 31, 2002

                  Statements of Income (Unaudited)................................................................5
                    Quarter and six months ended June 30, 2003 and June 30, 2002

                  Statements of Cash Flows (Unaudited)............................................................6
                    Six Months ended June 30, 2003 and June 30, 2002

                  Notes to Financial Statements (Unaudited).......................................................7

         ITEM 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations ............................................................11

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................12

         ITEM 2.  Changes in Securities and Use of Proceeds......................................................13

         ITEM 3.  Defaults Upon Senior Securities................................................................13

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................13

         ITEM 5.  Other Information..............................................................................13

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................14


         Signatures    ..........................................................................................15

         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                        6 months ended           FYE
                                                                           6/30/2003          12/31/2002
                                                                          (unaudited)         (See Note 1)
                                                                        --------------        ------------
CURRENT ASSETS
  Cash and cash equivalents                                               $   483,094         $ 2,029,637
  Accounts receivable                                                         110,957              30,753
  Vehicles held for sale                                                      319,559             111,375
  Other Assets                                                                  1,083               1,083
                                                                          -----------         -----------
      Total Current Assets                                                    914,693           2,172,848
                                                                          -----------         -----------
PROPERTY, at cost
  Vehicles leased                                                           3,262,452           1,927,212
  Less accumulated depreciation                                              (349,167)           (114,250)
                                                                          -----------         -----------
      Net Property                                                          2,913,285           1,812,962
                                                                          -----------         -----------
OTHER ASSETS
  Debt issuance costs, net of amortization of $108,682 and $63,376            339,793             385,099
  Due from Affiliates                                                          34,902              30,545
                                                                          -----------         -----------
        Total Other Assets                                                    374,695             415,644
                                                                          -----------         -----------

TOTAL ASSETS                                                              $ 4,202,673         $ 4,401,454
                                                                          ===========         ===========

                        TRANSITION AUTO FINANCE IV, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                   6 Months Ended            FYE
                                                      6/30/2003           12/31/2002
CURRENT LIABILITIES                                  (Unaudited)         (See Note 1)
                                                   --------------        ------------
  Accrued liabilities                                $    94,959         $   114,115
  Current portion of deferred revenue                    162,666
                                                     -----------         -----------
                                                                              86,188
       Total Current Liabilities                         257,625             200,303
                                                     -----------         -----------

OTHER LIABILITIES
  Due to affiliate                                           -0-               9,286
  Deferred revenue                                       340,930             207,311
  Investor notes payable                               4,477,000           4,477,000
                                                     -----------         -----------
       Total Other Liabilities                         4,817,930           4,693,597
                                                     -----------         -----------

TOTAL LIABILITIES                                      5,075,555           4,893,900
                                                     -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
     authorized, issued and outstanding                      100                 100

   Additional paid-in capital                                900                 900
   Retained earnings (deficit)                          (873,882)           (493,446)
                                                     -----------         -----------
       Total Stockholders' Equity (Deficit)             (872,882)           (492,446)
                                                     -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                         $ 4,202,673         $ 4,401,454
                                                     ===========         ===========

Note 1: The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE IV, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)


                                          Quarter Ended    Six Months Ended   Quarter Ended    Six Months Ended
                                          June 30, 2003     June 30, 2003     June 30, 2002     June 30, 2002
                                          -------------    ----------------   -------------    ----------------
REVENUES

  Vehicle monthly lease payments            $ 231,859         $ 417,799         $  20,225         $  20,225
   Amortization of down payments               96,602           151,931             3,551             3,551
                                            ---------         ---------         ---------         ---------

        Total Revenues                        328,461           569,730            23,776            23,776
                                            ---------         ---------         ---------         ---------

OPERATING EXPENSES

  Operating costs                             120,023           262,480            73,671            73,671
  General and administrative                   45,825            60,587             1,244             9,203
  Depreciation and amortization               178,154           317,775            34,703            34,703
                                            ---------         ---------         ---------         ---------
        Total Operating Expenses              344,002           640,842           109,618           117,577

Operating Loss                                (15,541)          (71,112)          (85,842)          (93,801)
                                            ---------         ---------         ---------         ---------

OTHER INCOME (EXPENSE)

Investment income                               1,160             6,720            10,142            10,142
Other income (expense)                            -0-               -0-               -0-               -0-
Interest expense                             (100,787)         (201,573)          (63,552)          (63,552)
Loss on sale of inventory                     (69,206)         (114,471)              -0-               -0-
                                            ---------         ---------         ---------         ---------
        Total Other Income (Expense)         (168,833)         (309,324)          (53,410)          (53,410)
                                            ---------         ---------         ---------         ---------

Provision for Federal Income Taxes                -0-               -0-               -0-               -0-
                                            ---------         ---------         ---------         ---------


Net Loss                                    $(184,374)        $(380,436)        $(139,252)        $(147,211)
                                            =========         =========         =========         =========


Loss per share (basic and diluted)          $  184.37         $  380.44         $  139.25         $  147.21

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                 6 Months Ended      6 Months Ended
                                                                  June 30, 2003       June 30, 2002
                                                                 --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $  (380,436)        $  (147,211)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                     317,775              34,703
     Amortization of down payments                                    (151,931)             (3,551)
     (Gain) loss on sale of property                                   114,471                 -0-
Net changes in operating assets and liabilities:
     Accounts receivable                                               (80,204)               (921)
     Accrued liabilities                                               (19,156)            143,344
     Deferred revenue                                                  362,027              91,228
                                                                   -----------         -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                       162,547             117,592
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                         (1,993,390)           (585,187)
   Cash proceeds from sale of property                                 297,943                 -0-
                                                                   -----------         -----------
NET CASH (USED) BY INVESTING ACTIVITIES                             (1,695,447)           (585,187)
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                               (13,643)              4,257
   Debt issuance costs                                                     -0-            (428,217)
   Proceeds from notes payable                                             -0-           4,477,000
                                                                   -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              (13,643)          4,053,040
                                                                   -----------         -----------
NET INCREASE (DECREASE) IN CASH                                     (1,546,543)          3,585,445

CASH AND CASH EQUIVALENTS, beginning of period                       2,029,637               1,000
                                                                   -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                           $   483,094         $ 3,586,445
                                                                   ===========         ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                        $   201,573         $    14,498
                                                                   ===========         ===========
   Income taxes                                                    $         0         $         0
                                                                   ===========         ===========


NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $161,169 were reclassified from vehicles leased to vehicles held for sale as of June 30, 2003.


No vehicles purchased during the quarter ended June 30, 2002 were reclassified from vehicles leased to vehicles held for sale.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003

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

                                  JUNE 30, 2003


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

                                  JUNE 30, 2003

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

         The Company has a deferred tax asset of $168,000 as of December 31, 2002 (primarily from net operating loss carry forward), which has been completely offset by recognition of a valuation allowance.

         The Company has a net operating loss (NOL) carry forward of $943,446 as of December 31, 2002. The Company's NOL carry forward expires on December 31, 2022.


NOTE 4:  INVESTOR NOTES PAYABLE

         The Company has issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of June 30, 2003.

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

                                  JUNE 30, 2003


NOTE 4:  INVESTOR NOTES PAYABLE (CONTINUED)

         The following table represents Investor Notes outstanding at June 30, 2003:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter and the six months ended June 30, 2003. The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

General.

         As of June 30, 2003, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had originated a total of 159 leases with a gross book value of $2,913,285. During the second quarter of 2002 Transition Auto Finance IV, Inc. instructed the Underwriter to cease Note sales.

Results of Operations for the three months ended June 30

         For the three months ended June 30, 2003, the company had received monthly contract lease payments of $231,859 and amortization of down payments of $96,602, compared to $20,225 monthly contract payments and $3,551 amortization of down payments for the same period in 2002. Since funds were not available for new leases until mid-April, 2002 comparisons between the 2002 period and that for 2003 are not meaningful.

         Operating costs including general and administrative expenses were $165,848 for the three-month period ended June 30, 2003 compared to $74,915 for the three-month period ended June 30, 2002.

         Depreciation and amortization was $178,154 for the three months ended June 30, 2003 compared to $34,703 for the same period in 2002.

         Interest expense for the three months ended June 30, 2003, was $100,787 compared to $63,552 for the same period in 2002.

         Loss on sale of inventory for the three months ended June 30, 2003 was $69,206. There was no loss on sale of inventory for the quarter ended June 30, 2002.

         The net loss for the quarter ended June 30, 2003, was $184,374 compared to $139,252 for the same period in 2002. The loss for the 2002 period was primarily the result of the following: (i) GAAP requirement that down payments be amortized over the life of the lease, thus understating total revenues $87,677 for the period, (ii) GAAP requirement that the marketing fees paid to Transition Leasing Management, Inc. be fully expensed in the period paid while the corresponding revenue (down payments) is amortized over the life of the lease, and (iii) interest expense as a percent of total revenues is higher during the beginning of the offering due to the high carrying cost of idle assets.

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

Results of Operations: Six months ended June 30,

          Total revenue for the six- month period ended June 30, 2003 was $569,730 compared to $23,776 for the same period in 2002. Since funds were not available for new leases until mid-April, 2002 comparisons between the 2002 period and that for 2003 are not meaningful.

         Operating costs and expenses were $323,067 for the six-month period ended June 30, 2003 compared to $82,874 for the same period in 2002.

         Depreciation and amortization for the six-month period ended June 30, 2003 was $317,775 compared to $34,703 for the same period in 2002.

         Interest expense for the six-months ended June 30, 2003 was $201,573 compared to $63,552 for the same period in 2002.

         Loss on sale of inventory was $114,471 for the six-month period ended June 30, 2003 compared to $0 for the same period in 2002.

        The company had a loss of $380,436 for the six-month period ended June 30, 2003 compared to a loss of $147,211 for the same period in 2002.


Liquidity and Capital Resources

         During the six-months ended June 30, 2003, the Company used cash of $1,704,161 in its investing activities and used $4,928 in its financing activities. For the same period in 2002 the company used cash of $585,187 in its investing activities and received $4,053,040 in its financing activities.

         The Company's only source of liquidity in the future will be from its existing proceeds from the sale of notes, the sale of repossessed vehicles and its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio, which consisted of 159 leases, included 29 leases, which resulted in early termination. The information on the company's experience with respect to early terminations is set forth below:

                                                                                              Vehicle
                    # of         Gross Cost       Misc.         Total           Down            Sale        Sales Tax
                  Contracts      Of Vehicle     Expenses       Payments        Payment         Amount        Credit
                  ---------      ----------     ---------      ---------      ---------      ---------      ---------
Repossession             26      $  589,126     $  11,598      $  59,146      $  89,427      $ 353,200      $  19,864
Early Payoff              3      $   85,464     $       0      $   6,908      $  16,336      $  75,444      $   4,687
                  ---------      ----------     ---------      ---------      ---------      ---------      ---------
Total                    29      $  674,590     $  11,598      $  66,054      $ 105,763      $ 428,644      $  24,551


                                               Total
                Warranty       Marketing       Amount         Profit
                 Rebate        Fee Paid       Received        (Loss)
                ---------      ---------      ---------      ---------
Repossession    $       0      $  51,425      $ 470,213      $(130,512)
Early Payoff    $       0      $   9,393      $  93,982      $   8,518
                ---------      ---------      ---------      ---------
Total           $       0      $  60,818      $ 564,195      $(121,994)

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the Second quarter of 2003.


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

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the six months ended June 30,
2003

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        TRANSITION AUTO FINANCE IV, INC.
                                                (Registrant)


Date: August 12, 2003                          /s/ KENNETH C. LOWE
                                        ----------------------------------------
                                               Kenneth C. Lowe, President/
                                               Chief Executive Officer


Date: August 12, 2003                          /s/ KENNETH C. LOWE
                                        ----------------------------------------
                                               Kenneth C. Lowe, President/
                                               Chief Operating Officer


Date: August 12, 2003                          /s/ KENNETH C. LOWE
                                        ----------------------------------------
                                               Kenneth C. Lowe, President/
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION
------                          -----------
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

4.1           Form of Indenture between Transition Auto Finance IV, Inc. and Trust Management, Inc., as Trustee***

4.2           Form of Secured Note Due April 3, 2007 (included in Article Two of Indenture filed as Exhibit 4.1)

10.1          Form of Master Contract Purchase Agreement between Transition Auto Finance IV, Inc. and Transition
              Leasing Management, Inc.**

10.2          Form of Servicing Agreement between Transition Leasing Management, Inc. and Transition Auto Finance
              IV, Inc.**

31            Certification of Reporting Officer pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.

32            Certification of Reporting Officer pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

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