Form 10QSB
period 2003-09-30
TRANSITION AUTO FINANCE IV INC
filed 2003-11-14
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 2003, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE IV, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                                                                                         Page No.
                                                                                                         --------
PART I.   FINANCIAL INFORMATION

          ITEM 1.   Financial Statements

                    Balance Sheets.....................................................................     3
                      September 30, 2003 (Unaudited) and December 31, 2002

                    Statements of Income (Unaudited)...................................................     5
                      Quarter and nine months ended September 30, 2003 and September 30, 2002

                    Statements of Cash Flows (Unaudited)...............................................     6
                      Nine Months ended September 30, 2003 and September 30, 2002

                    Notes to Financial Statements (Unaudited)..........................................     7

          ITEM 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ...............................................    11

          ITEM 3.   Controls and Procedures ...........................................................    12

PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings..................................................................    13

          ITEM 2.   Changes in Securities and Use of Proceeds..........................................    13

          ITEM 3.   Defaults Upon Senior Securities....................................................    13

          ITEM 4.   Submission of Matters to a Vote of Security Holders................................    13

          ITEM 5.   Other Information..................................................................    13

          ITEM 6.   Exhibits and Reports on Form 8-K...................................................    13

          Signatures ..................................................................................    14


         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                                     ASSETS


                                                                     9 months ended        FYE
                                                                        9/30/2003        12/31/2002
                                                                       (unaudited)      (See Note 1)
                                                                       -----------      -----------
CURRENT ASSETS
  Cash and cash equivalents                                            $   218,756      $ 2,029,637
  Accounts receivable                                                      189,751           30,753
  Vehicles held for sale                                                   363,145          111,375
  Other Assets                                                               1,083            1,083
                                                                       -----------      -----------
      Total Current Assets                                                 772,735        2,172,848
                                                                       -----------      -----------

PROPERTY, at cost
  Vehicles leased                                                        3,321,365        1,927,212
  Less accumulated depreciation                                           (455,127)        (114,250)
                                                                       -----------      -----------
      Net Property                                                       2,866,238        1,812,962
                                                                       -----------      -----------

OTHER ASSETS

  Debt issuance costs, net of amortization of $131,335 and $43,515         317,140          385,099
  Due from Affiliates                                                       31,333           30,545
                                                                       -----------      -----------
        Total Other Assets                                                 348,473          415,644
                                                                       -----------      -----------

TOTAL ASSETS                                                           $ 3,987,446      $ 4,401,454
                                                                       ===========      ===========

                        TRANSITION AUTO FINANCE IV, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                 9 Months Ended         FYE
                                                   9/30/2003        12/31/2002
                                                   (Unaudited)     (See Note 1)
                                                  -----------      ------------
CURRENT LIABILITIES
  Accrued liabilities                             $    36,310      $   114,115
  Current portion of deferred revenue                 156,942           86,188
                                                  -----------      -----------
        Total Current Liabilities                     193,252          200,303
                                                  -----------      -----------

OTHER LIABILITIES
  Due to affiliate                                        -0-            9,286
  Deferred revenue                                    310,239          207,311
  Investor notes payable                            4,477,000        4,477,000
                                                  -----------      -----------
      Total Other Liabilities                       4,787,239        4,693,597
                                                  -----------      -----------

TOTAL LIABILITIES                                   4,980,491        4,893,900
                                                  -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                  100              100
   Additional paid-in capital                             900              900
   Retained earnings (deficit)                       (994,045)        (493,446)
                                                  -----------      -----------
       Total Stockholders' Equity (Deficit)          (993,045)        (492,446)
                                                  -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                      $ 3,987,446      $ 4,401,454
                                                  ===========      ===========

Note 1: The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE IV, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)

                                        Quarter Ended     9 Months Ended    Quarter Ended    9 Months Ended
                                        Sept. 30, 2003    Sept. 30, 2003    Sept. 30, 2002   Sept. 30, 2002
                                        --------------    --------------    --------------   --------------
REVENUES

  Vehicle monthly lease payments           $ 250,089        $ 667,889        $  70,627        $  90,852
   Amortization of down payments             128,444          280,374           29,696           33,247
                                           ---------        ---------        ---------        ---------

        Total Revenues                       378,533          948,263          100,323          124,099
                                           ---------        ---------        ---------        ---------

OPERATING EXPENSES

  Operating costs                             96,740          359,220           83,043          156,714
  General and administrative                  12,752           73,339            7,452           16,655
  Depreciation and amortization              188,161          505,937           72,072          106,775
                                           ---------        ---------        ---------        ---------
        Total Operating Expenses             297,653          938,496          162,567          280,144


Operating Income (Loss)                       80,880            9,767          (62,244)        (156,045)
                                           ---------        ---------        ---------        ---------

OTHER INCOME (EXPENSE)

Investment income                                275            6,995           13,424           23,566
Interest expense                            (100,787)        (302,360)        (100,787)        (164,339)
Loss on sale of inventory                   (100,530)        (215,001)          (3,969)          (3,969)
                                           ---------        ---------        ---------        ---------
        Total Other Income (Expense)        (201,042)        (510,366)         (91,332)        (144,742)
                                           ---------        ---------        ---------        ---------

Net Loss                                   $(120,162)       $(500,599)       $(153,576)       $(300,787)
                                           =========        =========        =========        =========

Loss per share (basic and diluted)         $ (120.16)       $ (500.60)       $ (153.58)       $ (300.79)

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                9 Months Ended     9 Months Ended
                                                              September 30, 2003  September 30, 2002
                                                              ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (500,598)      $  (300,787)

Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                  505,937           106,775
     Amortization of down payments                                 (280,374)          (33,247)
     (Gain) loss on sale of property                                215,001             3,969
Net changes in operating assets and liabilities:

     Accounts receivable                                           (158,999)          (11,110)
     Accrued liabilities                                            (77,804)           47,987
     Deferred revenue                                               454,054           230,112
                                                                -----------       -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    157,217            43,699
                                                                -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                      (2,517,548)       (1,354,571)
   Cash proceeds from sale of property                              559,522            10,000
                                                                -----------       -----------
NET CASH (USED) BY INVESTING ACTIVITIES                          (1,958,026)       (1,344,571)
                                                                -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                            (10,074)           (1,250)
   Debt issuance costs                                                  -0-          (428,217)
   Proceeds from notes payable                                          -0-         4,477,000
                                                                -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           (10,074)        4,047,533
                                                                -----------       -----------

NET INCREASE (DECREASE) IN CASH                                  (1,810,881)        2,746,661
CASH AND CASH EQUIVALENTS, beginning of period                    2,029,637             1,000
                                                                -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                        $   218,756       $ 2,747,661
                                                                ===========       ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                     $   302,360       $   130,743
                                                                ===========       ===========
   Income taxes                                                 $       -0-       $       -0-
                                                                ===========       ===========


NON-CASH INVESTING ACTIVITIES

 Vehicles with a net book value of $43,586 were reclassified from vehicles leased to vehicles held for sale as of September 30, 2003.

 Vehicles with a net book value of $93,526 were reclassified from vehicles leased to vehicles held for sale as of September 30, 2002.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2003

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

                               SEPTEMBER 30, 2003


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

                               SEPTEMBER 30, 2003

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

NOTE 4:  INVESTOR NOTES PAYABLE

         The Company has issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of September 30, 2003.

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

                               SEPTEMBER 30, 2003

NOTE 4:  INVESTOR NOTES PAYABLE (CONTINUED)

         The following table represents Investor Notes outstanding at September 30, 2003:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter and the nine months ended September 30, 2003. The balance sheet at December 31, 2002, as presented, is derived from the audited financial statements at that date.

General.

         As of September 30, 2003, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had a total of 164 active leases with a gross book value of $2,866,238. During the second quarter of 2002 Transition Auto Finance IV, Inc. instructed the Underwriter to cease Note sales.

Results of Operations for the three months ended September 30, 2003 compared to the three months ended September 30, 2002

         For the three months ended September 30, 2003, the company had received monthly contract lease payments of $250,089 and amortization of down payments of $128,444 compared to $70,627 monthly contract payments and $29,696 amortization of down payments for the same period in 2002. Comparisons between the 2002 period and that for 2003 are not meaningful since the number of leases for the 2002 period was 52 compared to 164 for the 2003 period.

         Operating costs including general and administrative expenses were $109,492 for the three-month period ended September 30, 2003 compared to $90,495 for the three-month period ended September 30, 2002.

         Depreciation and amortization was $188,161 for the three months ended September 30, 2003 compared to $72,072 for the same period in 2002.

         Interest expense for the three months ended September 30, 2003, was $100,787 compared to $100,787 for the same period in 2002.

         Loss on sale of inventory for the three months ended September 30, 2003 was $100,530. Loss on sale of inventory for the quarter ended September 30, 2002 was $3,969. Loss on sale of inventory was greater for the 2003 period due to a larger number of repossessions.

         The net loss for the quarter ended September 30, 2003, was $120,162 compared to $153,576 for the same period in 2002.

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

Results of Operations for the nine months ended September 30, 2003 compared to the nine months ended September 30 2002,

         Total revenue for the nine- month period ended September 30, 2003 was $948,263 compared to $124,099 for the same period in 2002. Since funds were not available for new leases until mid-April, 2002 comparisons between the 2002 period and that for 2003 are not meaningful.

         Operating costs and expenses were $432,559 for the nine-month period ended September 30, 2003 compared to $173,369 for the same period in 2002.

         Depreciation and amortization for the nine-month period ended September 30, 2003 was $505,937 compared to $106,775 for the same period in 2002.

         Interest expense for the nine-months ended September 30, 2003 was $302,360 compared to $164,339 for the same period in 2002.

         Loss on sale of inventory was $215,001 for the nine-month period ended September 30, 2003 compared to $3,969 for the same period in 2002.

        The company had a loss of $500,599 for the nine-month period ended September 30, 2003 compared to a loss of $300,787 for the same period in 2002.

Liquidity and Capital Resources

         During the nine-months ended September 30, 2003, the Company used cash of $1,958,026 in its investing activities and used $10,074 in its financing activities. For the same period in 2002 the company used cash of $1,344,571 in its investing activities and received $4,047,533 in its financing activities.

         The Company's only source of liquidity in the future will be from its existing proceeds from the sale of notes, the sale of repossessed vehicles and its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio, which consisted of 215 leases, included 51 leases, which resulted in early termination. The information on the company's experience with respect to early terminations is set forth below:

                                                                      Vehicle     Sales                        Total
                # of    Gross Cost    Misc.     Total       Down       Sale        Tax   Warranty  Marketing   Amount     Profit
              Contracts Of Vehicle  Expenses   Payments    Payment     Amount     Credit   Rebate   Fee Paid  Received    (Loss)
Repossession     46     $  968,558  $  21,427  $ 110,333  $ 154,457  $ 564,550  $ 32,586  $ 5,702  $ 88,817  $ 778,811  $ (211,173)
Early Payoff      5     $  146,682  $       0  $  24,179  $  25,881  $ 125,674  $  7,826  $ 1,027  $ 14,882  $ 169,705  $   23,024
                 --     ----------  ---------  ---------  ---------  ---------  --------  -------  --------  ---------  ----------
Total ......     51     $1,115,240  $  21,427  $ 134,512  $ 180,338  $ 690,224  $ 40,412  $ 6,729  $103,699  $ 948,516  $ (188,149)

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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(C) and 15d under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal executive and principal financial officers concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company.

         In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls and therefore, there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and to the best of the Company's knowledge, no material legal proceedings have been instituted against the Company. In July, 2002 the Company leased two vehicles to a couple who subsequently defaulted on payment. When the vehicles were repossessed the lessee's threatened to sue the company, alleging among other things that they were not made aware that the contracts they signed were leases. As of November 10, 2003 no lawsuit has been filed.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the third quarter of 2003.

ITEM 5. OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Financial Statements

         The following financial statements are filed as a part of this Form 10-QSB:

         Exhibits

         The following exhibits are filed as exhibits to this report on Form 10-QSB:

                  The information required is set forth in the Index to Exhibits accompanying this Form 10-QSB.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the six months ended September 30, 2003

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRANSITION AUTO FINANCE IV, INC.
                                       ---------------------------------
                                                 (Registrant)


Date: October 31, 2003                       /s/ Kenneth C. Lowe
                                       ---------------------------------
                                           Kenneth C. Lowe, President/
                                            Chief Executive Officer

Date: October 31, 2003                       /s/ Kenneth C. Lowe
                                       ---------------------------------
                                           Kenneth C. Lowe, President/
                                            Chief Operating Officer

Date: October 31, 2003                       /s/Kenneth C. Lowe
                                       ---------------------------------
                                           Kenneth C. Lowe, President/
                                            Chief Financial Officer

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

4.1      Form of Indenture between Transition Auto Finance IV, Inc. and Trust
         Management, Inc., as Trustee ***

4.2      Form of Secured Note Due April 3, 2007 (included in Article Two of
         Indenture filed as Exhibit 4.1)

10.1     Form of Master Contract Purchase Agreement between Transition Auto
         Finance IV, Inc. and Transition Leasing Management, Inc.**

10.2     Form of Servicing Agreement between Transition Leasing Management, Inc.
         and Transition Auto Finance IV, Inc. **

31       Certification of Reporting Officer pursuant to Section 302 of the
         Sarbanes-Oxley Act of 2002

32       Certification of Reporting Officer pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002


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