Form 10KSB
period 2003-12-31
TRANSITION AUTO FINANCE IV INC
filed 2004-04-07
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                        COMMISSION FILE NUMBER: 333-70350

                        TRANSITION AUTO FINANCE IV, INC.
               (Exact name of registrant as specified in charter)

                  TEXAS                                     75-2957399
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
             or organization)                                Number)

       8144 WALNUT HILL LANE., SUITE 680,
                  DALLAS, TEXAS                                   75231
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,273,252

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2003, the issuer had 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I ........................................................................................................      3

Item 1. Description of Business ...............................................................................      3
Item 2. Description of Property ...............................................................................      4
Item 3. Legal Proceedings .....................................................................................      4
Item 4. Submission of Matters to a Vote of Security Holders ...................................................      4

PART II .......................................................................................................      4

Item 5. Market for Common Equity and Related Stockholder Matters ..............................................      4
Item 6. Management's Discussion and Analysis or Plan of Operations ............................................      5
Item 7. Financial Statements and Supplementary Data ...........................................................      6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure ..................     18

PART III ......................................................................................................     18

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
           Exchange Act .......................................................................................     18
Item 10. Executive Compensation ...............................................................................     18
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders ................     19
Item 12. Certain Relationships and Related Transactions .......................................................     20
Item 13. Exhibits and Reports on Form 8-K .....................................................................     21

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         As of April 3, 2002, Transition Auto Finance IV, Inc.'s (the "Company") offering (the "Offering") of 9% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2003, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $4,477,000 and (ii) the Company's operating assets consisted of 154 leased vehicles and the lease contracts related thereto, and two vehicles were held in inventory following repossession. Of the Company's 154 lease contracts at December 31, 2003, all were leases newly originated by Transition Leasing Management, Inc. ("Transition Leasing"). As of December 31, 2003 the Company had 70 and 7 leases that were terminated early for repossession and early payoff respectively. As of December 31, 2003, the Company has paid when due all installment payments owed on the Notes since their issuance.

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

         The Company was established for the sole purposes of purchasing vehicles from third parties and leasing them to consumers pursuant to lease contracts, collecting and servicing the lease contracts, obtaining capital through borrowings or through sale of debt or equity securities to invest in such lease contracts, remarketing the leased vehicles upon termination of their lease contracts, and all related business activities. During the year ended December 31, 2003, all vehicles and lease contracts acquired by the Company were acquired by the Company directly from lease originations by Transition Leasing.

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

ITEM 2. DESCRIPTION OF PROPERTY

         As of December 31, 2003, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2003, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by the Company from Prentiss Properties, on a term of three years for $3,626 per month.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2003.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the year ended December 31, 2003 and comparison factors as of December 31, 2002. The consolidated balance sheet at December 31, 2003, as presented, is derived from the audited statement at that date.

General.

         As of December 31, 2003, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had originated a total of 231 leases. The Company currently has 154 active leases with a net book value $ 2,821,137.

         The automobile finance industry continues to be negatively impacted by the subsidization of consumer financing by the captive finance arms of major automobile manufacturers. Low interest, or no interest, are terms that traditional finance companies cannot compete with. Incentive financing increases the number of new cars sold and as consumers trade in their used cars it creates a glut on the used car market which in turn lowers the value of all used cars.

         In addition, the recent recession and high unemployment rate in the Dallas area has created financial upheaval among a large number of consumers, especially those with sub-prime credit. People with sub-prime credit typically do not have adequate savings to carry them through economic hard times. Sub-prime lenders normally do not fare well in economic downturns.

         The Company's audit opinion for December 31, 2003, makes reference to auditor's Footnote 6 regarding the Company's future as a going concern. The auditor's stated basis for this comment is "the Company's recurring operating losses, negative working capital and negative equity position." Operating losses are incurred in an operation of this type due to high startup costs and high operating costs during the early years of operation while large numbers of leases are being added. The Company actually had negative equity before it ever leased its first car. It is impossible to predict at this time the total amount of funds that will be available to repay TAF IV investors principal and interest. In managements opinion, it is currently unfathomable that TAF IV will not continue to operate as it is presently operating until all leases mature and the proceeds are distributed to Noteholders.

Liquidity and Capital Resources

         During the twelve months ended December 31, 2003, the Company used cash of $1,936,353 from its investing activities and $10,130 from its financing activities compared to cash of $2,097,600 used from its investing activities and $4,007,600 provided from its financing activities during fiscal 2002.

Results of Operations

         For the year ended December 31, 2003, the Company had received monthly contract lease payments of $911,108 and amortization of down payments of $362,144 compared to $202,513 in monthly contract lease payments and $86,168 in amortization of down payments for the same period in 2003. The increase in revenues for 2003 was due to greater leasing activity.

         Operating cost including general and administrative expenses (excluding depreciation) were $659,189 for the year ended December 31, 2003 compared to $313,602 for the same period in 2002. The increased operating expenses for 2003 was primarily due to greater marketing fees paid.

         Depreciation and amortization was $ 682,464 for the year ended December 31, 2003 compared to $200,709 for the same period in 2002.

         Loss on sale of inventory for the year ended December 31, 2003 was $383,204 compared to $35,928 for the same period in 2002. The increased loss for the 2003 period was due to an increase in the size of the portfolio and a larger number of repossessions than the previous period, and a substantial drop in used car prices.

         Investment income in fiscal 2003 was $7,217 compared to $ 33,237 for the same period in 2002.

         Interest expense for the year December 31, 2003 was $403,146 compared to $ 265,125 for the same period in 2002.

         The net loss in fiscal 2003 was $ 847,534 compared to $493,446 for the same period in 2002. The larger loss for the 2003 period was primarily due to increases in loss on sale of property and interest expense.

The Company's portfolio consisted of 154 active leases and 7 leases the result of early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                                              Vehicle
                       # of     Gross Cost        Misc.         Total           Down            Sale
                    Contracts   Of Vehicle      Expenses       Payments        Payment         Amount
Repossession            70      $1,534,677     $   33,787     $  197,927     $  249,692     $  861,600
Early Payoff             7      $  181,242     $        0     $   29,990     $   30,710     $  157,022
                        --      ----------     ----------     ----------     ----------     ----------
Total                   77      $1,715,919     $   33,787     $  227,917     $  280,402     $1,018,622

                                                                Total
                  Sales Tax       Warranty      Marketing       Amount         Profit
                    Credit         Rebate       Fee Paid       Received        (Loss)
Repossession     $   47,264     $    9,592     $  143,994     $1,222,081     ($ 346,383)
Early Payoff     $    9,736     $    1,027     $   17,658     $  210,827      $  29,585
                 ----------     ----------     ----------     ----------      ---------
Total            $   57,000     $   10,619     $  161,652     $1,432,908     ($ 316,798)

Note: The above results on early termination does not include any allowance for interest expense

         Loss on repossessions in 2002 was $ 31,623 compared to $346,383 for the same period in 2003. The company experienced an abnormal number of early defaults in 2003 and the vehicles were sold in a weakening used car market.

         Early payoffs as of December 31, 2003 were 7. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which until it is reinvested, is a minimal earning asset.

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

                        TRANSITION AUTO FINANCE IV, INC.

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
INDEPENDENT AUDITORS' REPORT                                              9

FINANCIAL STATEMENTS

  Balance Sheets                                                         10

  Statements of Income and changes in Retained Earnings (Deficit)        11

  Statements of Cash Flows                                               12

  Notes to Financial Statements                                       13-17

Board of Directors
Transition Auto Finance IV, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Transition Auto Finance IV, Inc. (the Company) as of December 31, 2003 and 2002, and the related statements of income and changes in retained earnings (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations, negative working capital, a negative equity position and has investor notes payable due in 2007. It is uncertain if or when the Company will be able to repay the investor notes payable and this raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Austin, Texas
February 25, 2004

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2003 and 2002

                                                                                                     2003            2002
                                                                                                 -----------      -----------
                                        ASSETS
CURRENT ASSETS

  Cash and cash equivalents                                                                      $   285,628      $ 2,029,637
  Accounts receivable, net of an allowance for doubtful accounts of $160,000 and  - 0-               118,865           30,753
  Vehicles held for sale                                                                              64,498          111,375
  Other assets                                                                                         1,083            1,083
                                                                                                 -----------      -----------
      Total Current Assets                                                                           470,074        2,172,848
                                                                                                 -----------      -----------

PROPERTY, at cost
  Vehicles leased                                                                                  3,326,694        1,927,212
  Less accumulated depreciation                                                                     (505,557)        (114,250)
                                                                                                 -----------      -----------
      Net Property                                                                                 2,821,137        1,812,962
                                                                                                 -----------      -----------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization of $153,988 and $63,376, respectively         294,487          385,099
  Due from an affiliate                                                                               31,389           30,545
                                                                                                 -----------      -----------
      Total Other Assets                                                                             325,876          415,644
                                                                                                 -----------      -----------
TOTAL ASSETS                                                                                     $ 3,617,087      $ 4,401,454
                                                                                                 ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                                       $    42,264      $   114,115
  Current portion of deferred revenue                                                                224,461           86,188
                                                                                                 -----------      -----------
      Total Current Liabilities                                                                      266,725          200,303
                                                                                                 -----------      -----------

OTHER LIABILITIES
  Due to an affiliate                                                                                    -0-            9,286
  Deferred revenue, net of current portion                                                           213,342          207,311
  Investor notes payable                                                                           4,477,000        4,477,000
                                                                                                 -----------      -----------
      Total Other Liabilities                                                                      4,690,342        4,693,597
                                                                                                 -----------      -----------

TOTAL LIABILITIES                                                                                  4,957,067        4,893,900
                                                                                                 -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized, issued and outstanding                         100              100
   Additional paid-in capital                                                                            900              900
   Retained earnings (deficit)                                                                    (1,340,980)        (493,446)
                                                                                                 -----------      -----------
      Total Stockholders' Equity (Deficit)                                                        (1,399,980)        (492,446)
                                                                                                 -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                             $ 3,617,087      $ 4,401,454
                                                                                                 ===========      ===========

                        TRANSITION AUTO FINANCE IV, INC.

     STATEMENTS OF INCOME (LOSS) AND CHANGES IN RETAINED EARNINGS (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

                                              2003             2002
                                          -----------      -----------
REVENUES

  Vehicle monthly lease payments          $   911,108      $   202,513
   Amortization of down payments              362,144           86,168
                                          -----------      -----------
        Total Revenues                      1,273,252          288,681
                                          -----------      -----------

OPERATING EXPENSES

  Operating costs                             585,027          262,583
  General and administrative                   74,162           51,019
  Depreciation and amortization               682,464          200,709
                                          -----------      -----------
        Total Operating Expenses            1,341,653          514,311
                                          -----------      -----------

Operating Income (Loss)                       (68,401)        (225,630)
                                          -----------      -----------
OTHER INCOME (EXPENSE)

Investment income                               7,217           33,237
Interest expense                             (403,146)        (265,125)
Loss on sale of inventory                    (383,204)         (35,928)
                                          -----------      -----------
        Total Other Income (Expense)         (779,133)        (267,816)
                                          -----------      -----------

Provision for Federal Income Taxes                -0-              -0-
                                          -----------      -----------
Net Loss                                     (847,534)        (493,446)

Beginning retained earnings (deficit)        (493,446)             -0-
                                          -----------      -----------

Ending retained earnings (deficit)        $(1,340,980)     $  (493,446)
                                          ===========      ===========

Loss per share (basic and diluted)        $       848      $       493
                                          ===========      ===========

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

                                                                    2003             2002
                                                                -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                        $  (847,534)     $  (493,446)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                  682,464          200,709
     Amortization of down payments                                 (362,144)         (86,168)
     Bad debt expense                                               160,725              -0-
     Loss on sale of property                                       383,204           35,928
Net changes in operating assets and liabilities:
     Accounts receivable                                           (248,837)         (30,753)
     Other assets                                                       -0-           (1,083)
     Accounts Payable and accrued liabilities                       (71,851)         114,115
     Deferred revenue                                               506,447          379,668
                                                                -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           202,474          118,970
                                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property                                          (2,895,845)      (2,228,301)
   Proceeds from sale of property                                   959,492          130,701
                                                                -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                            (1,936,353)      (2,097,600)
                                                                -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments to affiliates                                       (10,130)         (41,516)
   Debt issuance costs                                                  -0-         (428,217)
   Proceeds from notes payable                                          -0-        4,477,000
                                                                -----------      -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    (10,130)       4,007,267
                                                                -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (1,744,009)      (2,028,637)

CASH AND CASH EQUIVALENTS, beginning of year                      2,029,637            1,000
                                                                -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                          $   285,628      $ 2,029,637
                                                                ===========      ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                     $   403,346      $   231,529
                                                                ===========      ===========

NON-CASH INVESTING ACTIVITIES
Vehicles purchased during 2003 with a net book value of $35,624 were reclassified from vehicles leased to vehicles held for sale at December 31,2003.

Vehicles purchased during 2002 with a net book value of $111,375 were reclassified from vehicles leased to vehicles held for sale at December 31,2002.

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2003 and 2002

NOTE 1:  BUSINESS ACTIVITY

                  Transition Auto Finance IV, Inc. (the Company) is a Texas corporation organized in September 2001. The Company was established to purchase motor vehicles and automobile lease contracts, collect and service automobile lease contracts and remarket motor vehicles upon termination of their leases. Transition Leasing Management, Inc. (Transition Leasing) owns 100% of the Company's common stock.

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

         VEHICLES HELD FOR SALE

                  Vehicles held for sale are leased vehicles in which the lease term has expired or that have been repossessed. Vehicles held for sale are valued at the lower of cost or fair value. The cost is the net book value of the vehicle after it has been returned to the Company either through repossession or early termination of the lease. Generally these vehicles will be sold at auction by the Company or re-leased.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2003 and 2002

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

         ACCOUNTS RECEIVABLE

                  The Company provides for uncollectible accounts receivable using the allowance method of accounting for bad debts. Under this method of accounting, a provision for uncollectible accounts is charged to earnings. The allowance account is increased or decreased based on past collection history and management's evaluation of accounts receivable. All amounts considered uncollectible are charged against the allowance account and recoveries of previously charged-off accounts are added to the allowance.

         PROPERTY

                  Property consists of leased vehicles, which are stated at cost less accumulated depreciation. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line- method. Leased vehicle depreciation is calculated over the term of the vehicle lease, using the cost of the vehicle less the estimated residual value of the vehicle at the end of the lease. Present leases have terms ranging from thirty-six to forty-eight months.

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

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2003 and 2002

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         The Company has a deferred tax asset of approximately $456,000 and $168,000 as of December 31, 2003 and December 31, 2002, respectively, from net operating loss carry-forward, which has been completely offset by recognition of a valuation allowance.

         The Company has a net operating loss (NOL) carry-forward of approximately $1,341,000 and $943,000 as of December 31, 2003 and December 31, 2002, respectively. The Company's NOL carry-forward expires on December 31, 2022.

NOTE 4:  INVESTOR NOTES PAYABLE

         The Company had issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of December 31, 2003 and 2002.

         These Investor Notes were issued pursuant to a public offering on Form SB-2 under the Securities Act of 1933. The Investor Notes bear interest at the rate of 9%. Interest is payable monthly on the 15th day of each month.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2003 and 2002

NOTE 4:  INVESTOR NOTES PAYABLE (CONTINUED)

         The Investor Notes were issued at various times during 2002, however the maturity date for all of the Investor Notes is April 3, 2007. The Investor Notes are collateralized by the following:

                  1. Automobile contracts for the leasing of new or late model automobiles.

                  2.       The leased vehicles.

         The following table represents Investor Notes outstanding at December 31, 2003 and 2002:

                                                                                              Note Amount
Origination Date                                 Number of Notes                              -----------
   April 2002                                         124                                     $1,742,000
   May 2002                                           282                                      2,735,000
                                                                                              ----------
                                                                                              $4,477,000
                                                                                              ==========

NOTE 5:  RELATED PARTIES

         The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $35 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payments made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $414,062 in 2003 and $258,395 in 2002 for servicing, documenting and marketing fees. The Company also has a receivable from Transition Leasing at December 31, 2003 and 2002 for $31,389 and $30,545, respectively. The Company has a payable to an affiliate for $9,286 as of December 31, 2002.

         In addition, the Company paid a related party, $79,000 and $19,000 as of December 31, 2003 and 2002 for services provided. In addition, there was a related party receivable of $11,637 for the period ended December 31, 2003.

NOTE 6:  GOING CONCERN

         The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses from operations, a negative equity position, and has investor notes payable due in 2007. Management will continue to service existing leases and initiate new leases until the trigger date of April 3, 2005. Management recognizes that full repayment of the notes payable in 2007 is unlikely and full repayment may take

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2003 and 2002

NOTE 6:  GOING CONCERN (Continued)

         several years to complete and that full repayment may not occur. As of the date of this report, the final outcome on the note repayment cannot be determined.

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

         The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2003 are set forth below:

         Kenneth C. "Ken" Lowe, age 68, has served as our sole director, President and Secretary since our inception. Mr. Lowe has served as a director, Vice President and Secretary of Transition Leasing from October 1994 until July 1996 and as a director, President and Secretary of Transition Leasing since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

         Randall K. Lowe, age 35, has served as our Vice President since our inception and Vice President of Transition Leasing since July 1998. Prior to joining us and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

         William H. Dreger, age 60, joined us in September 1999 and serves as our Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Dreger was Chief Financial Officer and Chief Information Officer for Down to Earth, Inc. in Garland, Texas from 1994 to 1999. From 1985 to 1992, Mr. Dreger was President of Stephenson Financial Services, Inc. in North Hollywood, California. Mr. Dreger has a Bachelor of Business Administration from the University of North Texas at Denton, is a Certified Public Accountant and has over 30 years of experience in accounting and systems.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

         The following table sets forth information, as of December 31, 2003, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

                                             Shares of Common Stock                 Percentage of Common
Name of Shareholder                                    (1)                                 Stock
--------------------------------------------------------------------------------------------------------
Transition Leasing Management, Inc.                   1000                                 100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                          0(2)                                0
Randall K. Lowe                                          0                                   0
William H. Dreger                                        0                                   0

Total                                                 1000                                 100%

All officers and directors as a group                    0                                 100%

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

         In addition, the terms of the lease contracts to be originated by Transition Leasing will not have been negotiated at arm's-length but will be determined unilaterally by Transition Leasing. Transition Leasing will receive 57.5% of each customer's down payment as a marketing fee. Fees paid to Transition Leasing for 2003 and 2002 were $414,062 and $258,395. In addition, the Company paid approximately $79,000 and $19,000 to Newcastle Services, Inc. in 2003 and 2002 for services provided.

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

         The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carryforward of $1,341,000 and $943,000 as of December 31, 2003 and December 31, 2002, respectively. The Company's NOL carryforward expires on December 31, 2022.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of 2003.

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   (Registrant) Transition Auto Finance IV, Inc.

                                   By /s/ Kenneth C. Lowe
                                      ------------------------------------------
                                      Kenneth C. Lowe, President/Chief Executive
                                      Officer

                                   Date March 25, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By /s/ Kenneth C. Lowe
                                      ------------------------------------------
                                      Kenneth C. Lowe, President/Chief Financial
                                      Officer

                                   Date March 25, 2004

                                   By /s/ Kenneth C. Lowe
                                      ------------------------------------------
                                      Kenneth C. Lowe, Director

                                   Date March 25, 2004

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