Form 10-Q
period 2004-03-31
TRANSITION AUTO FINANCE IV INC
filed 2004-05-14
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                -----------------

                        Commission file number: 333-70350

                        TRANSITION AUTO FINANCE IV, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 TEXAS                                  75-2957399
       (State of incorporation)           I.R.S. employer identification number)

    8144 Walnut Hill Lane, SUITE 680,
              DALLAS, TEXAS                                 75231
(Address of principal executive offices)                 (Zip code)

                   Issuer's telephone number, including area code: (214)360-9966

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2004, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

                        TRANSITION AUTO FINANCE IV, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                                                                                          Page No.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION

       ITEM 1.  Financial Statements

              Balance Sheets............................................................................     3
               March 31, 2004 (Unaudited) and December 31, 2003

              Statements of Income (Unaudited)..........................................................     5
               Quarter ended March 31, 2004

              Statements of Cash Flows (Unaudited)......................................................     6
               Three Months ended March 31, 2004

              Notes to Consolidated Financial Statements (Unaudited)....................................     7

       ITEM 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations ..........................................    11

PART II. OTHER INFORMATION

       ITEM 1.  Legal Proceedings.......................................................................    12

       ITEM 2.  Changes in Securities and Use of Proceeds...............................................    12

       ITEM 3.  Defaults Upon Senior Securities.........................................................    12

       ITEM 4.  Submission of Matters to a Vote of Security Holders.....................................    12

       ITEM 5.  Other Information.......................................................................    12

       ITEM 6.  Exhibits and Reports on Form 8-K........................................................    13

       Signatures ......................................................................................    14

      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      3 months Ended       FYE
                                                                         3/31/2004     12/31/2003
                                                                        (unaudited)    (See Note 1)
                                                                      --------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                             $   262,668    $   285,628
  Accounts receivable                                                       152,990        118,865
  Vehicles held for sale                                                     96,096         64,498
  Other Assets                                                                1,083          1,083
                                                                        -----------    -----------
      Total Current Assets                                                  512,837        470,074
                                                                        -----------    -----------
PROPERTY, at cost
  Vehicles leased                                                         3,386,575      3,326,694
  Less accumulated depreciation                                            (629,022)      (505,557)
                                                                        -----------    -----------
      Net Property                                                        2,757,553      2,821,137
                                                                        -----------    -----------
OTHER ASSETS
  Debt issuance costs, net of amortization of $176,640 and $153,988         271,835        294,487
  Due from affiliates                                                        31,389         31,389
                                                                        -----------    -----------
        Total Other Assets                                                  303,224        325,876
                                                                        -----------    -----------
TOTAL ASSETS                                                            $ 3,573,614    $ 3,617,087
                                                                        ===========    ===========

See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           3 Months Ended       FYE
                                                             3/31/2004      12/31/2003
                                                            (Unaudited)     (See Note 1)
                                                           --------------   ------------
CURRENT LIABILITIES
  Accrued liabilities                                       $    98,707     $    42,264
  Current portion of deferred revenue                           162,124         224,461
                                                            -----------     -----------
        Total Current Liabilities                               260,831         266,725
                                                            -----------     -----------
OTHER LIABILITIES
  Due to affiliate                                               14,846             -0-
  Deferred revenue                                              272,430         213,342
  Investor notes payable                                      4,477,000       4,477,000
                                                            -----------     -----------
        Total Other Liabilities                               4,764,276       4,690,342
                                                            -----------     -----------
TOTAL LIABILITIES                                             5,025,107       4,957,067
                                                            -----------     -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.10 par value, 1,000 shares authorized,
   issued and outstanding                                           100             100
  Additional paid-in capital                                        900             900
  Retained earnings (deficit)                                (1,452,493)     (1,340,980)
                                                            -----------     -----------
        Total Stockholders' Equity (Deficit)                 (1,451,493)     (1,399,980)
                                                            -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                                 $ 3,573,614     $ 3,617,087
                                                            ===========     ===========

      Note 1: The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

      See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)

                                       Quarter Ended    Quarter Ended
                                       March 31, 2004   March 31, 2003
                                       --------------   --------------
REVENUES

  Vehicle monthly lease payments         $ 246,688        $ 185,940
  Amortization of down payments             78,821           55,329
                                         ---------        ---------

        Total Revenues                     325,509          241,269
                                         ---------        ---------
OPERATING EXPENSES

  Operating costs                           59,533          142,457
  General and administrative                40,415           14,762
  Depreciation and amortization            176,651          139,621
                                         ---------        ---------
        Total Operating Expenses           276,599          296,840

Operating Loss                              48,910          (55,571)
                                         ---------        ---------
OTHER INCOME (EXPENSE)

Investment income                              182            5,560
Interest expense                          (100,787)        (100,787)
Loss on sale of inventory                  (59,818)         (45,265)
                                         ---------        ---------

        Total Other Income (Expense)      (160,423)        (140,492)
                                         ---------        ---------

Provision for Federal Income Taxes             -0-              -0-
                                         ---------        ---------

Net Loss                                 $(111,513)       $(196,063)
                                         =========        =========

Loss per share (basic and diluted)       $ (111.51)       $ (196.06)

See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              3 Months Ended   3 Months Ended
                                                              March 31, 2004   March 31, 2003
                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $  (111,513)     $  (196,063)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                 176,651          139,621
     Amortization of down payments                                 (78,821)         (55,329)
     Provision for allowance for doubtful accounts                     -0-              -0-
     (Gain) loss on sale of property                                59,818           45,265
Net changes in operating assets and liabilities:
     Accounts receivable                                           (34,125)         (38,139)
     Accrued liabilities                                            56,443           50,001
     Deferred revenue                                               75,572          209,511
                                                               -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          144,025          154,867
                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of fixed assets                                        (374,891)      (1,099,585)
  Cash proceeds from sale of property                              193,060           82,350
                                                               -----------      -----------
NET CASH USED BY INVESTING ACTIVITIES                             (181,831)      (1,017,235)
                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net advances (payments) to affiliates                             14,846           (2,172)
  Debt issuance costs                                                  -0-              -0-
  Proceeds from notes payable                                          -0-              -0-
                                                               -----------      -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                    14,846           (2,172)
                                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH                                    (22,960)        (864,540)

CASH AND CASH EQUIVALENTS, beginning of period                     285,628        2,029,637
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS, end of period                           262,668      $ 1,165,097
                                                               ===========      ===========
CASH PAID DURING THE YEAR FOR
   Interest                                                    $   100,787      $   100,787
                                                               ===========      ===========
   Income taxes                                                $       -0-      $       -0-
                                                               ===========      ===========

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $31,599 were reclassified from vehicles leased to vehicles held for sale as of March 31, 2004.

Vehicles with a net book value of $36,455 were reclassified from vehicles leased to vehicles held for sale as of March 31, 2003.

See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2004

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

                                 MARCH 31, 2004

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

                                 MARCH 31, 2004

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

NOTE 4:  INVESTOR NOTES PAYABLE

         The Company has issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of March 31, 2004.

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

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                                 MARCH 31, 2004

NOTE 4:  INVESTOR NOTES PAYABLE (CONTINUED)

         The following table represents Investor Notes outstanding at March 31, 2004:

Origination Date   Number of Not   Note Amount
----------------   -------------   -----------
  April 2002           124         $1,742,000
  May 2002             282          2,735,000
                                   ----------
                                   $4,477,000
                                   ==========

NOTE 5:  RELATED PARTIES

         The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $35 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $414,062 and $64,181 in 2003 and March 31, 2004 for servicing, documentation and marketing fees. The Company also has a receivable from Transition Leasing at December 31, 2003 and March 31, 2004 for $31,389 and $16,543. The Company had a payable to an affiliate for $9,286 as of December 31, 2003 and none as of March 31, 2004.

         In addition, the Company paid a related party $79,000 as of December 31, 2003 for services provided. In addition, there was a related party receivable of $11,637 for the period ended December 31, 2003 and March 31, 2004.

NOTE 6:  GOING CONCERN

         The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses from operations, a negative equity position, and has investor notes payable due in 2007. Management will continue to service existing leases and initiate new leases until the trigger date of April 3, 2005. Management recognizes that full repayment of the notes payable in 2007 is unlikely and full repayment may take several years to complete and that full repayment may not occur. As of the date of this report, the final outcome on the note repayment cannot be determined.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2004. The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

General.

      As of March 31, 2004, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had originated a total of 251 leases. At March 31, 2004 the Company had 156 leases on the books at a gross book value of $3,482,672.

Results of Operations: Three months ended March 31,2004.

      For the three months ended March 31, 2004, the company had received monthly contract lease payments of $246,688 and amortization of down payments of $78,821. For the same period in 2003 the Company had received monthly contract payments of $185,940 and amortization of down payments of $55,329.

      Operating costs including general and administrative expenses were $99,948 for the three-month period ended March 31, 2004 and were $157,219 for the same period in 2003. The decrease in operating expenses for the 2004 period was primarily due to lower marketing fees.

      Depreciation and amortization was $176,651 for the three months ended March 31, 2004 and $139,621 for the three months ended March 31, 2003.

      Interest expense for the three months ended March 31, 2004 and March 31, 2003 was $ $100,787.

      Loss on sale of inventory for the quarter ended March 31, 2004 was $59,818 and $45,265 for the same period in 2003.

      The net loss for the quarter ended March 31, 2004, was $111,513 compared to a loss of 196,063 for the same period in 2003. The decreased loss for the 2004 period was primarily due to higher revenue and no increase in interest expense from the 2003 period.

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

Liquidity and Capital Resources

      During the three months ended March 31, 2004, the Company used cash of $181,831 in its investing activities and received $14,846 in its financing activities compared to the 2003 period when it used cash of $1,017,235 in its investing activities and used $2,172 in its financing activities.

      The Company's only source of liquidity in the future will be from its existing proceeds from the sale of notes and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 251 leases, included 95 leases, which resulted in early termination. The information on the company's experience with respect to early terminations is set forth below:

                                                                           Vehicle
                # of      Gross Cost    Misc.        Total      Down         Sale     Sales Tax    Warranty
              Contracts   Of Vehicle  Expenses     Payments    Payment      Amount      Credit      Rebate
Repossession      84      $1,793,002  $   43,195  $  234,734  $  290,438  $1,009,900  $   56,533  $    9,592

Early Payoff      11      $  255,565  $      300  $   53,750  $   41,748  $  216,140  $   12,012  $    1,027
              ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total             95      $2,048,567  $   43,495  $  288,484  $  332,186  $1,226,040  $   68,545  $   10,619

                           Total
               Marketing   Amount       Profit
                Fee Paid  Received      (Loss)
Repossession   $167,423   $1,433,774  ($402,423)

Early Payoff   $ 24,004   $  300,673   $ 44,808
               --------   ----------  ---------
Total          $191,427   $1,734,447  ($357,615)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the First quarter of 2004.

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

      (b)   Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended March 31, 2004

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSITION AUTO FINANCE IV, INC.
                                      ------------------------------------------
                                                   (Registrant)

Date: April 30, 2004                             /s/ Kenneth C. Lowe
                                      ------------------------------------------
                                               Kenneth C. Lowe, President/
                                               Chief Executive Officer

Date: April 30, 2004                             /s/ Kenneth C. Lowe
                                      ------------------------------------------
                                               Kenneth C. Lowe, President/
                                               Chief Operating Officer

Date: April 30, 2004                             /s/ Kenneth C. Lowe
                                      ------------------------------------------
                                               Kenneth C. Lowe, President/
                                               Chief Financial Officer

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