Form 10QSB
period 2004-06-30
TRANSITION AUTO FINANCE IV INC
filed 2004-08-13
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2004, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

                        TRANSITION AUTO FINANCE IV, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2004

                                                                                Page No.
                                                                                --------
PART I.    FINANCIAL INFORMATION

   ITEM 1. Financial Statements

           Balance Sheets ....................................................        3
             June 30, 2004 (Unaudited) and December 31, 2003

           Statements of Income (Unaudited) ..................................        5
             Quarter and six months ended June 30, 2004 and June 30, 2003

           Statements of Cash Flows (Unaudited) ..............................        6
             Six Months ended June 30, 2004 and June 30, 2003

           Notes to Financial Statements (Unaudited) .........................        7

   ITEM 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations ...........................................       11

PART II.   OTHER INFORMATION

   ITEM 1. Legal Proceedings .................................................       12

   ITEM 2. Changes in Securities and Use of Proceeds .........................       13

   ITEM 3. Defaults Upon Senior Securities ...................................       13

   ITEM 4. Submission of Matters to a Vote of Security Holders ...............       13

   ITEM 5. Other Information .................................................       13

   ITEM 6. Exhibits and Reports on Form 8-K ..................................       14

   Signatures ................................................................       15

      In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                       6 months ended          FYE
                                                                          6/30/2004         12/31/2003
                                                                         (unaudited)       (See Note 1)
                                                                         -----------       -----------
CURRENT ASSETS
  Cash and cash equivalents .........................................    $   313,586       $   285,628
  Accounts receivable ...............................................        210,609           118,865
  Vehicles held for sale ............................................        122,127            64,498
  Other Assets ......................................................          1,083             1,083
                                                                         -----------       -----------
      Total Current Assets ..........................................        647,405           470,074
                                                                         -----------       -----------

PROPERTY, at cost
  Vehicles leased ...................................................      3,137,713         3,326,694
  Less accumulated depreciation .....................................       (640,611)         (505,557)
                                                                         -----------       -----------
      Net Property ..................................................      2,497,102         2,821,137
                                                                         -----------       -----------

OTHER ASSETS
  Debt issuance costs, net of amortization of $199,293 and $108,682 .        249,182           294,487
  Due from Affiliates ...............................................         31,389            31,389
                                                                         -----------       -----------
        Total Other Assets ..........................................        280,571           325,876
                                                                         -----------       -----------
TOTAL ASSETS ........................................................    $ 3,425,078       $ 3,617,087
                                                                         ===========       ===========

                        TRANSITION AUTO FINANCE IV, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                 6 Months Ended          FYE
                                                    6/30/2004         12/31/2003
                                                   (Unaudited)       (See Note 1)
                                                   -----------       -----------
CURRENT LIABILITIES
  Accrued liabilities .........................    $    86,363       $    42,264
  Current portion of deferred revenue .........        154,853           224,461
                                                   -----------       -----------
        Total Current Liabilities .............        241,216           266,725
                                                   -----------       -----------

OTHER LIABILITIES
  Due to affiliate ............................         16,433               -0-
  Deferred revenue ............................        245,680           213,342
  Investor notes payable ......................      4,477,000         4,477,000
                                                   -----------       -----------
      Total Other Liabilities .................      4,739,113         4,690,342
                                                   -----------       -----------
TOTAL LIABILITIES                                    4,980,329         4,957,067
                                                   -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
     authorized, issued and outstanding .......            100               100
   Additional paid-in capital .................            900               900
   Retained earnings (deficit) ................     (1,556,251)       (1,340,980)
                                                   -----------       -----------
       Total Stockholders' Equity (Deficit) ...     (1,555,251)       (1,399,980)
                                                   -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT) ..................................    $ 3,425,078       $ 3,617,087
                                                   ===========       ===========

Note 1: The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE IV, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)

                                        Quarter Ended  Six Months Ended   Quarter Ended   Six Months Ended
                                        June 30, 2004    June 30, 2004    June 30, 2003    June 30, 2003
                                        -------------    -------------    -------------    -------------
REVENUES
  Vehicle monthly lease payments .....    $ 243,159         $ 489,847       $ 231,859         $ 417,799
   Amortization of down payments .....       97,759           176,580          96,602           151,931
                                          ---------         ---------       ---------         ---------
        Total Revenues ...............      340,918           666,427         328,461           569,730
                                          ---------         ---------       ---------         ---------

OPERATING EXPENSES

  Operating costs ....................       66,821           126,354         120,023           262,480
  General and administrative .........       15,601            56,016          45,825            60,587
  Depreciation and amortization ......      173,071           349,722         178,154           317,775
                                          ---------         ---------       ---------         ---------
        Total Operating Expenses .....      255,493           532,092         344,002           640,842

Operating Profit (Loss) ..............       85,425           134,335         (15,541)          (71,112)
                                          ---------         ---------       ---------         ---------

OTHER INCOME (EXPENSE)

Investment income ....................          188               370           1,160             6,720
Other income (expense) ...............          -0-               -0-             -0-               -0-
Interest expense .....................     (100,787)         (201,574)       (100,787)         (201,573)
Loss on sale of inventory ............      (88,584)         (148,402)        (69,206)         (114,471)
                                          ---------         ---------       ---------         ---------
        Total Other Income (Expense) .     (189,183)         (349,606)       (168,833)         (309,324)
                                          ---------         ---------       ---------         ---------

Provision for Federal Income Taxes ...          -0-               -0-             -0-               -0-
                                          ---------         ---------       ---------         ---------

Net Loss .............................    $(103,758)        $(215,271)      $(184,374)        $(380,436)
                                          =========         =========       =========         =========


Loss per share (basic and diluted) ...    $ (103.76)        $ (215.27)      $ (184.37)        $ (380.44)

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               6 Months Ended    6 Months Ended
                                                                June 30, 2004     June 30, 2003
                                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $  (215,271)      $  (380,436)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                   349,722           317,775
     Amortization of down payments                                  (176,580)         (151,931)
     (Gain) loss on sale of property                                 148,402           114,471
Net changes in operating assets and liabilities:
     Accounts receivable                                             (91,744)          (80,204)
     Accrued liabilities                                              44,099           (19,156)
     Deferred revenue                                                139,310           362,027
                                                                 -----------       -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     197,938           162,547
                                                                 -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                         (722,128)       (1,993,390)
   Cash proceeds from sale of property                               535,715           297,943
                                                                 -----------       -----------
NET CASH (USED) BY INVESTING ACTIVITIES                             (186,413)       (1,695,447)
                                                                 -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                              16,433           (13,643)
   Debt issuance costs                                                   -0-               -0-
                                                                 -----------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                             16,433           (13,643)
                                                                 -----------       -----------

NET INCREASE (DECREASE) IN CASH                                       27,958        (1,546,543)

CASH AND CASH EQUIVALENTS, beginning of period                       285,628         2,029,637
                                                                 -----------       -----------

CASH AND CASH EQUIVALENTS, end of period                         $   313,586       $   483,094
                                                                 ===========       ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                      $   201,573       $   201,573
                                                                 ===========       ===========
   Income taxes                                                  $       -0-       $       -0-
                                                                 ===========       ===========

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $57,629 were reclassified from vehicles leased to vehicles held for sale as of June 30, 2004

Vehicles with a net book value of $161,169 were reclassified from vehicles leased to vehicles held for sale as of June 30, 2003

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2004

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

                                  JUNE 30, 2004


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

                                  JUNE 30, 2004

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


NOTE 4:     INVESTOR NOTES PAYABLE

                  The Company has issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of June 30, 2004.

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

                                  JUNE 30, 2004


NOTE 4:     INVESTOR NOTES PAYABLE (CONTINUED)

            The following table represents Investor Notes outstanding at June 30, 2004:

            Origination Date      Number of Notes      Note Amount
            ----------------      ---------------      -----------
              April 2002                      124       $1,742,000
                May 2002                      282        2,735,000
                                                        ----------
                                                        $4,477,000
                                                        ==========

NOTE 5:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $35 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $414,062 in 2003 and $126,656 as of June 30, 2004 for servicing, documentation and marketing fees. The Company also has a receivable from Transition Leasing at December 31, 2003 and June 30, 2004 for $31,389 and $31,389. The Company had
            a payable to an affiliate for $0 as of December 31, 2003 and $16,433 as of June 30, 2004.

            In addition, the Company paid a related party $79,000 as of December 31, 2003 for services provided. In addition, there was a related party receivable of $11,637 for the period ended December 31, 2003 and $16,197 as of June 30, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter and the six months ended June 30, 2004. The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

General.

      As of June 30, 2004, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had a total of 146 active leases with a net book value of $2,619,229. During the second quarter of 2002 Transition Auto Finance IV, Inc. instructed the Underwriter to cease Note sales.

Results of Operations for the three months ended June 30

      For the three months ended June 30, 2004, the company had received monthly contract lease payments of $243,159 and amortization of down payments of $97,759 compared to $231,859 monthly contract payments and $96,602 amortization of down payments for the same period in 2003.

      Operating costs including general and administrative expenses were $82,422 for the three-month period ended June 30, 2004 compared to $165,848 for the three-month period ended June 30, 2003. The higher operating costs for the 2003 period were the result of larger marketing fees paid.

      Depreciation and amortization was $173,071 for the three months ended June 30, 2004 compared to $178,154 for the same period in 2003.

      Interest expense for the three months ended June 30, 2004, was $100,787 compared to the same amount, $100,787, for the same period in 2003.

      Loss on sale of inventory for the three months ended June 30, 2004 was $88,584. Loss on inventory for the same period in 2003 was $69,206. The larger loss in the 2004 period was due to more vehicles sold during the period.

      The net loss for the quarter ended June 30, 2004, was $103,758 compared to $184,374 for the same period in 2003. The higher loss for the 2003 period was the result of higher operating expenses for the first quarter of 2003.

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

      (1) Longer term

      (2) Longer reinvestment period

      (3) Lower interest rate

      (4) Investing in leases at a time of economic recovery

A fifth item would be the reduction of "zero financing" by automobile manufacturers. However, zero financing, is once again being used by manufacturers to stimulate new car sales. Zero financing has the effect of substantially lowering used car prices and enabling more buyers to pay off current leases and acquire a new car with lower or no finance charges. Lower used car prices result in the company receiving less money on vehicles that are sold as a result of repossessions. Interest rates have increased slightly in 2004 and ,if they hold, should decrease the level of 0% financing available to new car buyers.

Results of Operations: Six months ended June 30,

      Total revenue for the six-month period ended June 30, 2004 was $666,427 compared to $569,730 for the same period in 2003. The increase in revenue for the 2004 period was due to the larger portfolio in the 2004 period.

      Operating costs and expenses were $182,370 for the six-month period ended June 30, 2004 compared to $323,067 for the same period in 2003. The higher expenses for the 2003 period was due to larger marketing fees paid in the 2003 period.

      Depreciation and amortization for the six-month period ended June 30, 2004 was $349,722 compared to $317,775 for the same period in 2003.

      Interest expense for the six-months ended June 30, 2003 was $201,574 compared to $201,573 the same amount for the first six months of 2003.

      Loss on sale of inventory was $148,402 for the six-month period ended June 30, 2004 compared to $114,471 for the same period in 2003. The larger loss in the 2004 period was due to the fact that more vehicles were sold in the 2004 period.

      The company had a loss of $215,572 for the six-month period ended June 30, 2004 compared to a loss of $380,436 for the same period in 2003. The smaller loss for the 2004 period was due to higher revenue and lower expenses than for the same period in 2003.


Liquidity and Capital Resources

      During the six-months ended June 30, 2004, the Company used cash of $186,413 in its investing activities and provided $16,433 from its financing activities. For the same period in 2003 the company used cash of $1,695,447 in its investing activities and $13,643 in its financing activities.

      The Company's only source of liquidity in the future will be from its existing proceeds from the sale of notes, the sale of repossessed vehicles and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 274 leases, included 128 leases, which resulted in early termination. The information on the company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                     Total
                # of    Gross Cost    Misc.     Total     Down       Sale     Sales Tax  Warranty  Marketing    Amount     Profit
             Contracts  Of Vehicle  Expenses  Payments   Payment    Amount     Credit     Rebate    Fee Paid   Received    (Loss)
             ---------  ----------  --------  --------   -------    ------     ------     ------    --------   --------    ------
Repossession       111  $2,371,860  $ 54,085  $439,952  $385,698  $1,308,920  $  74,325  $ 13,896  $ 222,198  $2,000,593  $(425,352)
Early Payoff        17  $  351,274  $    300  $ 88,748  $ 55,754  $  293,098  $  16,554  $  1,027  $  32,057  $  423,124  $  71,550
             ---------  ----------  --------  --------  --------  ----------  ---------  --------  ---------  ----------  ---------
Total              128  $2,723,134  $ 54,385  $528,700  $441,452  $1,602,018  $  90,879  $ 14,923  $ 254,255  $2,423,717  $(353,802)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the Second quarter of 2004.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Financial Statements

      The following financial statements are filed as a part of this Form
10-QSB:


      Exhibits

      The following exhibits are filed as exhibits to this report on Form
10-QSB:

            The information required is set forth in the Index to Exhibits accompanying this Form 10-QSB.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the six months ended June 30,
2004

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

                                          TRANSITION AUTO FINANCE IV, INC.
                                     ------------------------------------------
                                                  (Registrant)


Date: August 6, 2004                     /s/
                                     ------------------------------------------
                                            Kenneth C. Lowe, President/
                                              Chief Executive Officer


Date: August 6, 2004                     /s/
                                     ------------------------------------------
                                            Kenneth C. Lowe, President/
                                              Chief Operating Officer


Date: August 6, 2004                     /s/
                                     ------------------------------------------
                                            Kenneth C. Lowe, President/
                                              Chief Financial Officer

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