Form 10QSB
period 2004-09-30
TRANSITION AUTO FINANCE IV INC
filed 2004-11-12
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   No  [ ]  [X]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As September 30, 2004, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE IV, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                                                                                                          Page No.
                                                                                                                          --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets.................................................................................                3
                    September 30, 2004 (Unaudited) and December 31, 2003

                  Statements of Income (Unaudited)...............................................................                5
                    Quarter and nine months ended September 30, 2004 and September 30, 2003

                  Statements of Cash Flows (Unaudited)...........................................................                6
                    Nine Months ended September 30, 2004 and September 30, 2003

                  Notes to Financial Statements (Unaudited)......................................................                7

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..........................................................................               11

         ITEM 3.  Controls and Procedures........................................................................               12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings..............................................................................               13

         ITEM 2.  Changes in Securities and Use of Proceeds......................................................               13

         ITEM 3.  Defaults Upon Senior Securities................................................................               13

         ITEM 4.  Submission of Matters to a Vote of Security Holders............................................               13

         ITEM 5.  Other Information..............................................................................               13

         ITEM 6.  Exhibits and Reports on Form 8-K...............................................................               13

         Signatures..............................................................................................               14

      In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                               9 months ended       FYE
                                                                                                  9/30/2004      12/31/2003
                                                                                                 (unaudited)    (See Note 1)
                                                                                               --------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                                                    $      312,238   $   285,628
  Accounts receivable                                                                                 270,765       118,865
  Vehicles held for sale                                                                               81,247        64,498
  Other Assets                                                                                          2,824         1,083
                                                                                               --------------   -----------
      Total Current Assets                                                                            667,074       470,074
                                                                                               --------------   -----------
PROPERTY, at cost
  Vehicles leased                                                                                   2,880,928     3,326,694
  Less accumulated depreciation                                                                      (637,620)     (505,557)
                                                                                               --------------   -----------
      Net Property                                                                                  2,243,309     2,821,137
                                                                                               --------------   -----------
OTHER ASSETS
  Debt issuance costs, net of amortization of $221,946 and $108,682                                   226,529       294,487
  Due from Affiliates                                                                                  81,410        31,389
                                                                                               --------------   -----------
        Total Other Assets                                                                            307,939       325,876
                                                                                               --------------   -----------

TOTAL ASSETS                                                                                   $    3,218,321   $ 3,617,087
                                                                                               ==============   ===========

                        TRANSITION AUTO FINANCE IV, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                9 Months Ended      FYE
                                                                                                   9/30/2004     12/31/2003
                                                                                                 (Unaudited)    (See Note 1)
                                                                                                --------------  ------------
CURRENT LIABILITIES
  Accrued liabilities                                                                           $       35,485  $     42,264
  Current portion of deferred revenue                                                                  142,547       224,461
                                                                                                --------------  ------------
        Total Current Liabilities                                                                      178,032       266,725
                                                                                                --------------  ------------
OTHER LIABILITIES
  Due to affiliate                                                                                       7,920           -0-
  Deferred revenue                                                                                     206,465       213,342
  Investor notes payable                                                                             4,477,000     4,477,000
                                                                                                --------------  ------------
        Total Other Liabilities                                                                      4,691,385     4,690,342
                                                                                                --------------  ------------

TOTAL LIABILITIES                                                                                    4,869,417     4,957,067
                                                                                                --------------  ------------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.10 par value, 1,000 shares
     authorized, issued and outstanding                                                                    100           100
  Additional paid-in capital                                                                               900           900
  Retained earnings (deficit)                                                                       (1,652,096)   (1,340,980)
                                                                                                --------------  ------------
        Total Stockholders' Equity (Deficit)                                                        (1,651,096)   (1,399,980)
                                                                                                --------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                                    $    3,218,321  $  3,617,087
                                                                                                ==============  ============

Note 1: The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE IV, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)

                                       Quarter Ended           9 Months Ended        Quarter Ended          9 Months Ended
                                       Sept. 30, 2004          Sept. 30, 2004        Sept. 30, 2003         Sept. 30, 2003
                                      ----------------         --------------        --------------         --------------
REVENUES

  Vehicle monthly lease payments      $        227,534         $      717,381        $      250,089         $      667,889
   Amortization of down payments                97,484                274,064               128,444                280,374
                                      ----------------         --------------        --------------         --------------

        Total Revenues                         325,018                991,445               378,533                948,263
                                      ----------------         --------------        --------------         --------------
OPERATING EXPENSES

  Operating costs                               53,275                179,630                96,740                359,220
  General and administrative                    14,631                 70,646                12,752                 73,339
  Depreciation and amortization                163,631                513,353               188,161                505,937
                                      ----------------         --------------        --------------         --------------
        Total Operating Expenses               231,537                763,629               297,653                938,496

Operating Income (Loss)                         93,481                227,816                80,880                  9,767
                                      ----------------         --------------        --------------         --------------
OTHER INCOME (EXPENSE)

Investment income                                  290                    660                   275                  6,995
Interest expense                              (100,787)              (302,361)             (100,787)              (302,360)
Loss on sale of inventory                      (88,830)              (237,232)             (100,530)              (215,001)
                                      ----------------         --------------        --------------         --------------
        Total Other Income (Expense)          (189,327)              (538,933)             (201,042)              (510,366)
                                      ----------------         --------------        --------------         --------------

Net Loss                              $        (95,846)        $     (311,117)       $     (120,162)        $     (500,599)
                                      ================         ==============        ==============         ==============
Loss per share (basic and diluted)    $         (95.85)        $      (311.12)       $      (120.16)        $      (500.60)

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                9 Months Ended             9 Months Ended
                                                                              September 30, 2004         September 30, 2003
                                                                              ------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $         (311,117)        $         (500,598)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                       513,353                    505,937
     Amortization of down payments                                                      (274,064)                  (280,374)
     (Gain) loss on sale of property                                                     237,232                    215,001
Net changes in operating assets and liabilities:
     Accounts receivable                                                                (151,900)                  (158,999)
     Accrued liabilities                                                                  (6,779)                   (77,804)
     Deferred revenue                                                                    185,273                    454,054
                                                                              ------------------         ------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                         191,998                    157,217
                                                                              ------------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                             (982,358)                (2,517,548)
   Cash proceeds from sale of property                                                   859,431                    559,522
                                                                              ------------------         ------------------
NET CASH (USED) BY INVESTING ACTIVITIES                                                 (122,927)                (1,958,026)
                                                                              ------------------         ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                                                 (42,101)                   (10,074)
   Debt issuance costs                                                                       -0-                        -0-
   Proceeds from notes payable                                                               -0-                        -0-
                                                                              ------------------         ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                (42,101)                   (10,074)
                                                                              ------------------         ------------------

NET INCREASE (DECREASE) IN CASH                                                           26,970                 (1,810,881)

CASH AND CASH EQUIVALENTS, beginning of period                                           285,268                  2,029,637
                                                                              ------------------         ------------------

CASH AND CASH EQUIVALENTS, end of period                                      $          312,238         $          218,756
                                                                              ==================         ==================
CASH PAID DURING THE YEAR FOR
   Interest                                                                   $          302,360         $          302,360
                                                                              ==================         ==================
   Income taxes                                                               $              -0-         $              -0-
                                                                              ==================         ==================
NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $16,749 were reclassified from vehicles leased to vehicles held for sale as of September 30, 2004.

Vehicles with a net book value of $43,586 were reclassified from vehicles leased to vehicles held for sale as of September 30, 2003.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2004

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

                               SEPTEMBER 30, 2004

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

                               SEPTEMBER 30, 2004

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

NOTE 4:     INVESTOR NOTES PAYABLE

            The Company has issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of September 30, 2004.

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

                               SEPTEMBER 30, 2004

NOTE 4:     INVESTOR NOTES PAYABLE (CONTINUED)

            The following table represents Investor Notes outstanding at September 30, 2004:

Origination Date              Number of Notes                Note Amount
----------------              ---------------                -----------
   April 2002                       124                      $ 1,742,000
    May 2002                        282                        2,735,000
                                                             -----------
                                                             $ 4,477,000
                                                             ===========

NOTE 5:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $35 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $414,062 in 2003 and $177,090 as of September 30, 2004 for servicing, documentation and marketing fees. The Company also has a receivable from Transition Leasing at December 31, 2003 and September 30, 2004 for $31,389 and $81,410.
            The Company had a payable to an affiliate for $0 as of December 31, 2003 and $7,920 as of September 30, 2004.

            In addition, the Company paid a related party $79,000 as of December 31, 2003 for services provided. In addition, there was a related party receivable of $11,637 for the period ended December 31, 2003 and $19,883 as of September 30, 2004.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter and the nine months ended September 30, 2004. The balance sheet at December 31, 2003, as presented, is derived from the audited financial statements at that date.

General.

      As of September 30, 2004, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had a total of 132 active leases with a gross book value of $2,880,928. During the second quarter of 2002 Transition Auto Finance IV, Inc. instructed the Underwriter to cease Note sales.

Results of Operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003

      For the three months ended September 30, 2004, the company had received monthly contract lease payments of $227,534 and amortization of down payments of $97,484 compared to $250,089 monthly contract payments and $128,444 amortization of down payments for the same period in 2003. The slightly higher amortization of down payments for the 2003 period was due to higher down payments on average for the third quarter.

      Operating costs including general and administrative expenses were $67,906 for the three-month period ended September 30, 2004 compared to $109,492 for the three-month period ended September 30, 2003. The decrease in expenses for the 2004 period was due to lower down payments for the period which resulted in lower marketing fees.

      Depreciation and amortization was $163,631 for the three months ended September 30, 2004 compared to $188,161 or the same period in 2003.

      Interest expense for the three months ended September 30, 2004, was $100,787 compared to $100,787 for the same period in 2003.

      Loss on sale of inventory for the three months ended September 30, 2004 was $88,830. Loss on sale of inventory for the quarter ended September 30, 2003 was $100,530. Loss on sale of inventory was greater for the 2003 period due to the aging of the portfolio.

      The net loss for the quarter ended September 30, 2004, was $95,846 compared to $120,162 for the same period in 2003. The larger loss for the 2003 period was due to higher expenses in the period.

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

Results of Operations for the nine months ended September 30, 2004 compared to the nine months ended September 30 2003

      Total revenue for the nine- month period ended September 30, 2004 was $991,445 compared to $948,263 for the same period in 2003.

      Operating costs and expenses were $250,276 for the nine-month period ended September 30, 2004 compared to $432,559 for the same period in 2003. The higher expenses for the 2003 period was due to increased marketing fees for the 2003 period

      Depreciation and amortization for the nine-month period ended September 30, 2004 was $513,353 compared to $505,937 for the same period in 2003.

      Interest expense for the nine-months ended September 30, 2004 was $302,361 compared to $302,360 for the same period in 2003.

      Loss on sale of inventory was $237,232 for the nine-month period ended September 30, 2004 compared to $215,001 for the same period in 2003.

      The company had a loss of $311,117 for the nine-month period ended September 30, 2004 compared to a loss of $500,599 for the same period in 2003. The lower loss in the 2004 period was primarily the result of lower expenses for the 2004 period.

Liquidity and Capital Resources

      During the nine-months ended September 30, 2004, the Company used cash of $122,927 in its investing activities and used $42,101 in its financing activities. For the same period in 2003 the company used cash of $1,958,026 in its investing activities and $10,074 in its financing activities.

      The Company's only source of liquidity in the future will be from its existing proceeds from the sale of notes, the sale of repossessed vehicles and its monthly lease payments after interest and other allowed expenses.

      The Company's portfolio, which consisted of 288 leases, included 156 leases, which resulted in early termination. The information on the company's experience with respect to early terminations is set forth below:

                                                                   Vehicle                                   Total
                 # of   Gross Cost    Misc.    Total      Down       Sale    Sales Tax Warranty Marketing   Amount     Profit
              Contracts Of Vehicle  Expenses  Payments  Payment     Amount     Credit   Rebate   Fee Paid  Received    (Loss)
              --------- ----------  --------  --------  --------  ---------- --------- -------- --------- ---------- ---------
Repossession        131 $2,780,767  $ 63,477  $556,450  $458,833  $1,507,020 $  84,625 $ 16,807 $ 264,250 $2,359,485 $(484,759)
Early Payoff         25 $  519,713  $    300  $162,525  $ 86,589  $  418,714 $  24,060 $  1,027 $  49,787 $  643,128 $ 123,115
              --------- ----------  --------  --------  --------  ---------- --------- -------- --------- ---------- ---------
Total               156 $3,300,480  $ 63,777  $718,975  $545,422  $1,925,734 $ 108,685 $ 17,834 $ 314,037 $3,002,613 $(361,644)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the third quarter of 2004.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the nine months ended September 30, 2004

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRANSITION AUTO FINANCE IV, INC.
                                  ------------------------------------
                                           (Registrant)

Date: November 6, 2004             /s/  Kenneth C. Lowe
                                  ------------------------------------
                                     Kenneth C. Lowe, President/
                                     Chief Executive Officer

Date: November 6, 2004             /s/  Kenneth C. Lowe
                                  ------------------------------------
                                     Kenneth C. Lowe, President/
                                     Chief Operating Officer

Date: November 6, 2004             /s/  Kenneth C. Lowe
                                  ------------------------------------
                                     Kenneth C. Lowe, President/
                                     Chief Financial Officer

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