Form 10KSB
period 2004-12-31
TRANSITION AUTO FINANCE IV INC
filed 2005-04-14
CIK 1160213

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                       COMMISSION FILE NUMBER: 333-70350

                        TRANSITION AUTO FINANCE IV, INC.
               (Exact name of registrant as specified in charter)

             TEXAS                                     75-2957399
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

   8144 WALNUT HILL LANE., SUITE 680,
             DALLAS, TEXAS                               75231
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part 10-KSB or any amendment to this Form 10KSB. [X]

State issuer's revenues for its most recent fiscal year: $1,277,934

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: N/A

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2004, the issuer had 1,000 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I...........................................................................................................     3

Item 1. Description of Business..................................................................................     3
Item 2. Description of Property..................................................................................     4
Item 3. Legal Proceedings........................................................................................     4
Item 4. Submission of Matters to a Vote of Security Holders......................................................     4

PART II..........................................................................................................     4

Item 5. Market for Common Equity and Related Stockholder Matters.................................................     4
Item 6. Management's Discussion and Analysis or Plan of Operations...............................................     5
Item 7. Financial Statements and Supplementary Data..............................................................     6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.....................    17

PART III.........................................................................................................    17

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
         Exchange Act............................................................................................    17
Item 10. Executive Compensation..................................................................................    17
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders...................    18
Item 12. Certain Relationships and Related Transactions..........................................................    19
Item 13. Exhibits and Reports on Form 8-K........................................................................    20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

      As of April 3, 2002, Transition Auto Finance IV, Inc.'s (the "Company") offering (the "Offering") of 9% Redeemable Secured Notes (the "Notes") was declared effective by the United States Securities & Exchange Commission (the "Commission"). As of December 31, 2004, the end of the period covered by this Report, (i) the Company had sold Notes in an aggregate principal amount of $4,477,000 and (ii) the Company's operating assets consisted of 129 leased vehicles and the lease contracts related thereto. Of the Company's 129 lease contracts at December 31, 2004, all were leases newly originated by Transition Leasing Management, Inc. ("Transition Leasing"). As of December 31, 2004 the Company had 144 and 29 leases that were terminated early for repossession and early payoff respectively. As of December 31, 2004, the Company has paid when due all interest payments owed on the Notes since their issuance.

      The Company was incorporated under the laws of the State of Texas on September 13, 2001, as a wholly owned single-purpose corporate subsidiary of Transition Leasing and is engaged in the business of purchasing new or late-model vehicles and concurrently therewith entering into lease contracts of such vehicles to customers.

      The Company was established for the sole purposes of purchasing vehicles from third parties and leasing them to consumers pursuant to lease contracts, collecting and servicing the lease contracts, obtaining capital through borrowings or through sale of debt or equity securities to invest in such lease contracts, remarketing the leased vehicles upon termination of their lease contracts, and all related business activities. During the year ended December 31, 2004, all vehicles and lease contracts acquired by the Company were acquired by the Company directly from lease originations by Transition Leasing.

      The funds necessary to purchase the lease contracts or leased vehicles were initially provided solely from the sale of the Notes in the Offering. In addition to the proceeds of the Offering, subject to the prior payment of interest due upon the Notes and payment of certain allowed expenses, the collection proceeds from the lease contracts have and will continue to be used by the Company to purchase or acquire additional lease contracts until the Sinking Fund Trigger Date. The Sinking Fund Trigger Date was originally April 3, 2005 but due to the economy and the events of September 11, the Company requested and received a majority vote of the Noteholders that permitted the extension of the Sinking Fund Trigger Date from April 3, 2005 until April 3, 2007. While the Notes remain outstanding, the Company is prohibited from engaging in any business other than the purchase and acquisition of the leased vehicles and the lease contracts, the collection and servicing of the lease contracts (including repossession and resale of the leased vehicles collateral), remarketing of the leased vehicles upon termination of the lease contracts, and from incurring any additional indebtedness other than the allowed expenses permitted under the Indenture and any other amounts incurred in the ordinary course of its business.

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

ITEM 2. DESCRIPTION OF PROPERTY

      As of December 31, 2004, the Company's principal executive offices have been located within the offices of Transition Leasing at 8144 Walnut Hill Lane, Suite 680, Dallas, Texas 75231, and its telephone number is (214) 360-9966. As of December 31, 2004, the offices were in suitable condition for the performance of normal and customary activities of the Company. The offices are leased by the Company from Prentiss Properties, on a term of three years for $3,626 per month.

ITEM 3. LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceedings, and no material legal proceedings have been threatened by or, to the best of the Company's knowledge, instituted against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the fourth quarter of 2004.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the year ended December 31, 2004 and comparison factors as of December 31, 2003. The consolidated balance sheet at December 31, 2003, as presented, is derived from the audited statement at that date.

General.

      As of December 31, 2004, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had originated a total of 231 leases. The Company currently has 129 active leases with a net book value $ 2,336,593.

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

      The Company's audit opinion for December 31, 2004, makes reference to auditor's Footnote 6 regarding the Company's future as a going concern. The auditor's stated basis for this comment is "the Company's recurring operating losses, negative working capital and negative equity position." Operating losses are incurred in an operation of this type due to high startup costs and high operating costs during the early years of operation while large numbers of leases are being added. The Company actually had negative equity before it ever leased its first car. It is impossible to predict at this time the total amount of funds that will be available to repay TAF IV investors principal and interest. In managements opinion, it is currently unfathomable that TAF IV will not continue to operate as it is presently operating until all leases mature and the proceeds are distributed to Noteholders.

Extension of Reinvestment Period

      In an attempt to offset this loss of leverage and to minimize the possibility of a default, the Company requested that the Noteholders consent to an amendment to the Indenture extending the reinvestment period from April 3, 2005 to April 3, 2007. The Consent Solicitation was approved by a majority of the Noteholders and the Indenture was amended to reflect the extended reinvestment period.

Liquidity and Capital Resources

      During the twelve months ended December 31, 2004, the Company used cash of $378,857 from its investing activities and $7,816 from its financing activities compared to cash of $1,936,353 used from its investing activities and $10,130 used from its financing activities during fiscal 2003.

Results of Operations

      For the year ended December 31, 2004, the Company had received monthly contract lease payments of $933,092 and amortization of down payments of $344,842 compared to $911,108 in monthly contract lease payments and $362,144 in amortization of down payments for the same period in 2003.

      Operating cost including general and administrative expenses (excluding depreciation) were $553,372 for the year ended December 31, 2004 compared to $659,189 for the same period in 2003. The higher operating expenses for 2003 was primarily due to greater marketing fees paid.

      Depreciation and amortization was $ 676,620 for the year ended December 31, 2004 compared to $682,464 for the same period in 2003.

      Loss on sale of inventory for the year ended December 31, 2004 was $277,392 compared to $383,204 for the same period in 2003. The increased loss for the 2003 period was due to a larger number of repossessions and a weak used car market.

      Interest expense for the year ended December 31, 2004 was $403,146 compared to $ 403,146 for the same period in 2003.

      The net loss in fiscal 2004 was $ 631,771 compared to $847,534 for the same period in 2003. The larger loss for the 2003 period was primarily due to loss on sale of property and higher marketing fees.

The Company's portfolio consisted of 129 active leases and 173 leases the result of early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                              Vehicle                                  Total
                # of   Gross Cost   Misc.   Total     Down     Sale     Sales Tax Warranty Marketing   Amount      Profit
             Contracts Of Vehicle Expenses Payments  Payment   Amount     Credit   Rebate   Fee Paid  Received     (Loss)
Repossession   144     $3,087,921 $ 68,259 $652,473 $510,758 $1,658,070 $  93,591 $ 19,799 $ 294,108 $2,640,583 ($   515,597)
Early Payoff    29     $  534,204 $    300 $167,489 $ 88,736 $  430,202 $  24,778 $  1,027 $  51,022 $  661,210  $   126,706
               ---     ---------- -------- -------- -------- ---------- --------- -------- --------- ---------- ------------
Total          173     $3,622,125 $ 68,559 $819,962 $599,494 $2,088,272 $ 118,369 $ 20,826 $ 345,130 $3,301,793 ($   388,891)

Note: The above results on early termination does not include any allowance for interest expense

      Early payoffs as of December 31, 2004 were 29 at a profit of $126,706. Although most early payoffs result in a profit to the Company, a high percentage of early payoffs is not considered a positive factor by the Company. Early payoffs take a performing lease off the books and create cash, which until it is reinvested, is a minimal earning asset.

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

                        TRANSITION AUTO FINANCE IV, INC.

                                TABLE OF CONTENTS

                                                                                           PAGE
                                                                                           -----
INDEPENDENT AUDITORS' REPORT                                                                   8

FINANCIAL STATEMENTS

  Balance Sheets                                                                               9

  Statements of Income and changes in Retained Earnings (Deficit)                             10

  Statements of Cash Flows                                                                    11

  Notes to Financial Statements                                                            12-16

Board of Directors
Transition Auto Finance IV, Inc.

                          INDEPENDENT AUDITORS' REPORT

We have audited the accompanying balance sheets of Transition Auto Finance IV, Inc. (the Company) as of December 31, 2004 and 2003, and the related statements of income (loss) and changes in retained earnings (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Austin, Texas
February 28, 2005

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 and 2003

                                     ASSETS

                                                                                    2004           2003
                                                                                 -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents                                                      $   161,536    $   285,628
  Accounts receivable, net of an allowance for doubtful accounts of
$203,300 and $160,000                                                                148,245        118,865
  Vehicles held for sale                                                              40,462         64,498
  Other assets                                                                         2,349          1,083
                                                                                 -----------    -----------
      Total Current Assets                                                           352,592        470,074
                                                                                 -----------    -----------

PROPERTY, at cost
  Vehicles leased                                                                  2,991,734      3,326,694
  Less accumulated depreciation                                                     (655,141)      (505,557)
                                                                                 -----------    -----------
      Net Property                                                                 2,336,593      2,821,137
                                                                                 -----------    -----------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization of $244,599 and               203,876        294,487
$153,988, respectively
  Due from an affiliate                                                               39,205         31,389
                                                                                 -----------    -----------
      Total Other Assets                                                             243,081        325,876
                                                                                 -----------    -----------
TOTAL ASSETS                                                                     $ 2,932,266    $ 3,617,087
                                                                                 ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                       $    54,288    $    42,264
  Current portion of deferred revenue                                                152,655        224,461
                                                                                 -----------    -----------
      Total Current Liabilities                                                      206,943        266,725
                                                                                 -----------    -----------

OTHER LIABILITIES
  Deferred revenue, net of current portion                                           220,074        213,342
  Investor notes payable                                                           4,477,000      4,477,000
                                                                                 -----------    -----------
      Total Other Liabilities                                                      4,697,074      4,690,342
                                                                                 -----------    -----------

TOTAL LIABILITIES                                                                  4,904,017      4,957,067
                                                                                 -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.10 par value, 1,000 shares
    authorized, issued and outstanding                                                   100            100
  Additional paid-in capital                                                             900            900
  Retained earnings (deficit)                                                     (1,972,751)    (1,340,980)
                                                                                 -----------    -----------
      Total Stockholders' Equity (Deficit)                                        (1,971,751)    (1,399,980)
                                                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                     $ 2,932,266    $ 3,617,087
                                                                                 ===========    ===========

                        TRANSITION AUTO FINANCE IV, INC.

     STATEMENTS OF INCOME (LOSS) AND CHANGES IN RETAINED EARNINGS (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                2004                2003
                                                            -------------       -------------
REVENUES

  Vehicle monthly lease payments                            $     933,092       $     911,108
  Amortization of down payments                                   344,842             362,144
                                                            -------------       -------------
        Total Revenues                                          1,277,934           1,273,252
                                                            -------------       -------------

OPERATING EXPENSES

  Operating costs                                                 480,590             585,027
  General and administrative                                       72,782              74,162
  Depreciation and amortization                                   676,620             682,464
                                                            -------------       -------------
        Total Operating Expenses                                1,229,992           1,341,653
                                                            -------------       -------------

Operating Income (Loss)                                           (47,942)            (68,401)
                                                            -------------       -------------

OTHER INCOME (EXPENSE)

Interest income                                                       825               7,217
Interest expense                                                 (403,146)           (403,146)
Loss on sale of inventory                                        (277,392)           (383,204)
                                                            -------------       -------------
        Total Other Income (Expense)                             (679,713)           (779,133)
                                                            -------------       -------------

Provision for Federal Income Taxes                                    -0-                 -0-
                                                            -------------       -------------

Net Loss                                                         (631,771)           (847,534)

Beginning retained earnings (deficit)                          (1,340,980)           (493,446)
                                                            -------------       -------------
Ending retained earnings (deficit)                          $  (1,972,751)      $  (1,340,980)
                                                            =============       =============
Loss per share (basic and diluted)                          $         632       $         848
                                                            =============       =============

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                            2004            2003
                                                                        ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $   (631,771)    $  (847,534)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                           676,620         682,464
     Amortization of down payments                                          (344,842)       (362,144)
     Bad debt expense                                                        203,300         160,725
     Loss on sale of property                                                277,392         383,204
Net changes in operating assets and liabilities:

     Accounts receivable                                                    (232,680)       (248,837)
     Other assets                                                             (1,266)             -0-
     Vehicles held for sale                                                   24,036              -0-
     Accounts Payable and accrued liabilities                                 12,024         (71,851)
     Deferred revenue                                                        279,768         506,447
                                                                        ------------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    262,581         202,474
                                                                        ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property                                                   (1,474,389)     (2,895,845)
   Proceeds from sale of property                                          1,095,532         959,492
                                                                        ------------     -----------
NET CASH USED BY INVESTING ACTIVITIES                                       (378,857)     (1,936,353)
                                                                        ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments to affiliates                                                 (7,816)        (10,130)
                                                                        ------------     -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                              (7,816)        (10,130)
                                                                        ------------     -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (124,092)     (1,744,009)

CASH AND CASH EQUIVALENTS, beginning of year                                 285,628       2,029,637
                                                                        ------------     -----------

CASH AND CASH EQUIVALENTS, end of year                                  $    161,536     $   285,628
                                                                        ============     ===========

CASH PAID DURING THE YEAR FOR
   Interest                                                             $    402,561     $   403,346
                                                                        ============     ===========

NON-CASH INVESTING ACTIVITIES
Vehicles purchased during 2004 with a net book value of $40,462 were reclassified from vehicles leased to vehicles held for sale at December 31, 2004.

Vehicles purchased during 2003 with a net book value of $35,624 were reclassified from vehicles leased to vehicles held for sale at December 31, 2003.

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2004 and 2003

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

                           DECEMBER 31, 2004 and 2003

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

                           DECEMBER 31, 2004 and 2003

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

            CONCENTRATION OF CREDIT RISK

            A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

NOTE 3:     RECEIVABLES

            The Company has receivables as of December 31, 2004 and 2003, of

                                              2004           2003
                                            ---------      ---------
 Lease payments                             $ 282,317      $ 217,951
 Warranty receivable from related party        22,874         11,637
 Other                                         46,354         49,277
                                            ---------      ---------
                                              351,545        278,865
 Allowance for doubtful accounts             (203,300)      (160,000)
                                            ---------      ---------
      Net Accounts Receivable               $ 148,245      $ 118,865
                                            =========      =========

NOTE 4:     INCOME TAXES

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

            The Company has a deferred tax asset of approximately $670,000 and $456,000 as of December 31, 2004 and December 31, 2003, respectively, from net operating loss carry-forward, which has been completely offset by recognition of a valuation allowance.

            The Company has a net operating loss (NOL) carry-forward of approximately $2,960,000 and $2,247,000 as of December 31, 2004 and December 31, 2003, respectively. The Company's NOL carry-forward expires on December 31, 2023.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2004 and 2003

NOTE 5:     INVESTOR NOTES PAYABLE

            The Company had issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of December 31, 2004 and 2003.

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

                  2.    The leased vehicles.

            The following table represents Investor Notes outstanding at December 31, 2004 and 2003:

Origination Date             Number of Notes            Note Amount
                                                        -----------
   April 2002                     124                   $ 1,742,000
   May 2002                       282                     2,735,000
                                                        -----------
                                                        $ 4,477,000
                                                        ===========

NOTE 6:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $35 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payments made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $260,561 in 2004 and $414,062 in 2003 for servicing, documenting and marketing fees. The Company also has a receivable from Transition Leasing at December 31, 2004 and 2003 for $39,205 and $31,389, respectively.

            In addition, the Company paid a related party, $41,000 and $79,000 as of December 31, 2004 and 2003 for services provided. In addition, there was a related party receivable of $22,874 and $11,637 as of December 31, 2004 and 2003, respectively.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2004 and 2003

NOTE 7:     GOING CONCERN

            The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses from operations, a negative equity position, and has investor notes payable due in 2007. Management will continue to service existing leases and initiate new leases until the trigger date of April 3, 2005. Management recognizes that full repayment of the notes payable in 2007 is unlikely and full repayment may not occur. As of the date of this report, the final outcome on the note repayment cannot be determined.

NOTE 8:     CONTINGENCY

            The Company has entered into an Agreement Tolling Statute of Limitations (the Tolling Agreement) with, among others, certain parties who hold the Company's 9.0% Secured Redeemable Promissory Notes due April 3, 2007 (the Noteholders). The Tolling Agreement tolls the running of the Statutes of limitations with respect to certain claims that the Noteholders contend they may have against the Company and others, including claims arising under certain federal and state securities laws. Common law fraud, negligent misrepresentation, deceptive trade practices, breach of fiduciary duty, conspiracy, rescission, and common law negligence. No suits or other actions have been filed by the Noteholders against the Company as of December 31, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES

      The Company, under the supervision and with the participation of its management, including the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by our report. Based upon that evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information to be disclosed in the reports filed or submitted under the Act is accumulated and communicated to management, including the principal executive and principal financial officers, to allow timely decisions regarding required disclosures.

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

      The names, ages, backgrounds and principal occupations of the directors and executive officers of the Company as of December 31, 2004 are set forth below:

      Kenneth C. "Ken" Lowe, age 69, has served as our sole director, President and Secretary since our inception. Mr. Lowe has served as a director, Vice President and Secretary of Transition Leasing from October 1994 until July 1996 and as a director, President and Secretary of Transition Leasing since July 1996. Since 1993, Mr. Lowe has been Vice President of Young & Lowe, Inc., a private investment banking firm. From 1990 to 1992, Mr. Lowe was President of Custom Data Services, a company that specialized in financial data processing and from 1988 to 1990, Mr. Lowe was President of Westside Communications, which provided telephone equipment service to commercial customers. Mr. Lowe has a Master's of Business Administration from Southern Methodist University and over 20 years of experience in investment banking.

      Randall K. Lowe, age 36, has served as our Vice President since our inception and Vice President of Transition Leasing since July 1998. Prior to joining us and since 1994, Mr. Lowe served as a credit analyst for Bank One in New Orleans, Louisiana and Dallas, Texas. From 1991 to 1994 Mr. Lowe was a credit analyst and branch office manager for Whitney National Bank, N.A. in New Orleans. Mr. Lowe holds a Bachelor of Science degree from Tulane University. Randall Lowe is the son of Ken Lowe.

      William H. Dreger, age 61, joined us in September 1999 and serves as our Controller and Chief Accounting Officer. Prior to joining the Company, Mr. Dreger was Chief Financial Officer and Chief Information Officer for Down to Earth, Inc. in Garland, Texas from 1994 to 1999. From 1985 to 1992, Mr. Dreger was President of Stephenson Financial Services, Inc. in North Hollywood, California. Mr. Dreger has a Bachelor of Business Administration from the University of North Texas at Denton, is a Certified Public Accountant and has over 30 years of experience in accounting and systems.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

      The following table sets forth information, as of December 31, 2004, relating to the beneficial ownership of the Company's Common Stock by any person or "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise indicated, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by such person.

                                           Shares of Common Stock        Percentage of Common
        Name of Shareholder                         (1)                          Stock
-----------------------------------        ----------------------        --------------------
Transition Leasing Management, Inc.                 1000                         100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                        0(2)                        0
Randall K. Lowe                                        0                           0
William H. Dreger                                      0                           0

Total                                               1000                         100%

All officers and directors as a group                  0                         100%

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

      In addition, the terms of the lease contracts to be originated by Transition Leasing will not have been negotiated at arm's-length but will be determined unilaterally by Transition Leasing. Transition Leasing will receive 57.5% of each customer's down payment as a marketing fee. Fees paid to Transition Leasing for 2004 and 2003 were $260,561 and $414,062. In addition, the Company paid approximately $41,000 and $79,000 to Newcastle Services, Inc. in 2004 and 2003 for services provided.

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

      The Company has joined in a Tax Sharing Agreement with Transition Leasing. In general, under the terms of this agreement, Transition Leasing is responsible for making all payments of federal income taxes due with respect to the Affiliated Group to the Internal Revenue Service and all payments of state and local consolidated, combined and unitary income taxes due with respect to the Affiliated Group to the applicable state and local authorities. Under applicable federal tax laws; however, if Transition Leasing fails to make such payments of tax, the other members of the Affiliated Group, including the Company, would be responsible for making such payments. The Company has a net operating loss (NOL) carryforward of $2,960,000 and $2,247,000 as of December 31, 2004 and December 31, 2003, respectively. The Company's NOL carryforward expires on December 31, 2023.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of 2004.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of the Company's annual financial statements included in the 10KSB and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2004 and 2003 totaled $18,163 and $14,180, respectively.

                                   SIGNATURES

      In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRANSITION AUTO FINANCE IV, INC.
                                        ----------------------------------------
                                                    (Registrant)

Date: March 31, 2005                         /s/ _Kenneth C. Lowe
                                        ----------------------------------------
                                              Kenneth C. Lowe, President/
                                              Chief Executive Officer

Date: March 31, 2005                         /s/ _Kenneth C. Lowe
                                        ----------------------------------------
                                              Kenneth C. Lowe, President/
                                              Chief Operating Officer

Date: March 31, 2005                         /s/ _Kenneth C. Lowe
                                        ----------------------------------------
                                              Kenneth C. Lowe, President/
                                              Chief Financial Officer

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