Form 10QSB
period 2005-03-31
TRANSITION AUTO FINANCE IV INC
filed 2005-05-20
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                -----------------

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As March 31, 2005, the issuer' had 1,000 shares of common stock

    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

================================================================================

                        TRANSITION AUTO FINANCE IV, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                                     Page No.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets...................................................      3
                    March 31, 2005 (Unaudited) and December 31, 2004

                  Statements of Income (Unaudited).................................      5
                    Quarters ended March 31, 2005 and March 31, 2004

                  Statements of Cash Flows (Unaudited).............................      6
                    Quarters ended March 31, 2005 and March 31, 2004

                  Notes to Consolidated Financial Statements (Unaudited)...........      7

         ITEM 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................     12

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings................................................     13

         ITEM 2.  Changes in Securities and Use of Proceeds........................     13

         ITEM 3.  Defaults Upon Senior Securities..................................     13

         ITEM 4.  Submission of Matters to a Vote of Security Holders..............     13

         ITEM 5.  Other Information................................................     14

         ITEM 6.  Exhibits and Reports on Form 8-K.................................     14

         Signatures ...............................................................     15


      In the Opinion of management, all adjustments necessary to a fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                      3 months Ended        FYE
                                                                        3/31/2005        12/31/2004
                                                                       (unaudited)      (See Note 1)
                                                                      --------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                                             $    20,492      $   161,536
  Accounts receivable                                                       189,642          148,245
  Vehicles held for sale                                                    105,726           40,462
  Other Assets                                                                1,659            2,349
                                                                        -----------      -----------
      Total Current Assets                                                  317,519          352,592
                                                                        -----------      -----------

PROPERTY, at cost
  Vehicles leased                                                         3,071,805        2,991,734
  Less accumulated depreciation                                            (705,727)        (655,141)
                                                                        -----------      -----------
      Net Property                                                        2,366,078        2,336,593
                                                                        -----------      -----------

OTHER ASSETS
  Debt issuance costs, net of amortization of $267,252 and $244,599         181,223          203,876
  Due from affiliates                                                        71,163           39,205
                                                                        -----------      -----------
        Total Other Assets                                                  252,386          243,081
                                                                        -----------      -----------

TOTAL ASSETS                                                            $ 2,935,983      $ 2,932,266
                                                                        ===========      ===========

See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                3 Months Ended        FYE
                                                   3/31/2005       12/31/2004
                                                  (Unaudited)      (See Note 1)
                                                  -----------      -----------
CURRENT LIABILITIES
  Accrued liabilities                             $   113,025      $    54,288
  Current portion of deferred revenue                 160,097          152,655
                                                  -----------      -----------
        Total Current Liabilities                     273,122          206,943
                                                  -----------      -----------

OTHER LIABILITIES
  Due to affiliate                                     16,634              -0-
  Deferred revenue, net of Current Portion            246,513          220,074
  Investor notes payable                            4,477,000        4,477,000
                                                  -----------      -----------
      Total Other Liabilities                       4,740,148        4,697,074
                                                  -----------      -----------

TOTAL LIABILITIES                                   5,013,269        4,904,017
                                                  -----------      -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
      authorized, issued and outstanding                  100              100
   Additional paid-in capital                             900              900
   Retained earnings (deficit)                     (2,078,286)      (1,972,751)
                                                  -----------      -----------
       Total Stockholders' Equity (Deficit)        (2,077,286)      (1,971,751)
                                                  -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                      $ 2,935,983      $ 2,932,266
                                                  ===========      ===========

Note 1: The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date.

See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)

                                       Quarter Ended    Quarter Ended
                                       March 31, 2005  March 31, 2004
                                       --------------  --------------
REVENUES

  Vehicle monthly lease payments         $ 217,251        $ 246,688
  Amortization of down payments             83,964           78,821
                                         ---------        ---------

        Total Revenues                     301,215          325,509
                                         ---------        ---------

OPERATING EXPENSES

  Operating costs                           77,454           59,533
  General and administrative                20,034           40,415
  Depreciation and amortization            161,237          176,651
                                         ---------        ---------
        Total Operating Expenses           258,725          276,599
                                         ---------        ---------

Operating Income (Loss)                     42,490           48,910
                                         ---------        ---------

OTHER INCOME (EXPENSE)

Investment income                               80              182
Interest expense                          (100,787)        (100,787)
Loss on sale of inventory                  (47,318)         (59,818)
                                         ---------        ---------

        Total Other Income (Expense)      (148,026)        (160,423)
                                         ---------        ---------

Provision for Federal Income Taxes             -0-              -0-
                                         ---------        ---------

Net Loss                                 $(105,535)       $(111,513)
                                         =========        =========

Loss per share (basic and diluted)       $ (105.54)       $ (111.51)

See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                               3 Months Ended    3 Months Ended
                                                               March 31, 2005    March 31, 2004
                                                               ----------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                          $(105,535)       $(111,513)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                  161,237          176,651
     Amortization of down payments                                  (83,964)         (78,821)
     Provision for allowance for doubtful accounts                      -0-              -0-
     (Gain) loss on sale of property                                 47,318           59,818
Net changes in operating assets and liabilities:
     Accounts receivable                                            (41,397)         (34,125)
     Other assets                                                       690              -0-
     Accrued liabilities                                             58,737           56,443
     Deferred revenue                                               117,845           75,572
                                                                  ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           154,241          144,025
                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                        (490,049)        (374,891)
   Cash proceeds from sale of property                              179,440          193,060
                                                                  ---------        ---------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   (310,609)        (181,831)
                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                             15,324           14,846
   Debt issuance costs                                                  -0-              -0-
   Proceeds from notes payable                                          -0-              -0-
                                                                  ---------        ---------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     15,324           14,846
                                                                  ---------        ---------
NET INCREASE (DECREASE) IN CASH                                    (141,044)         (22,960)

CASH AND CASH EQUIVALENTS, beginning of period                      161,536          285,628
                                                                  ---------        ---------

CASH AND CASH EQUIVALENTS, end of period                          $  20,492        $ 262,668
                                                                  =========        =========

CASH PAID DURING THE YEAR FOR
   Interest                                                       $ 100,787        $ 100,787
                                                                  =========        =========
   Income taxes                                                   $     -0-        $     -0-
                                                                  =========        =========

NON-CASH INVESTING ACTIVITIES

Vehicles with a net book value of $65,264 were reclassified from vehicles leased to vehicles held for sale as of March 31, 2005.

Vehicles with a net book value of $31,599 were reclassified from vehicles leased to vehicles held for sale as of March 31, 2004.

See Accompanying Notes to Financial Statements

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2005

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

                                 MARCH 31, 2005

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

                                 MARCH 31, 2005

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

            CONCENTRATION OF CREDIT RISK

            A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

NOTE 3:     RECEIVABLES

            The Company has receivables as of March 31, 2005 and 2004, of

                                            2005        2004
                                          --------   ---------
Lease payments                            $133,108   $ 238,547
Warranty receivables from related party     29,273      11,637
Other                                       27,261      62,806
                                          --------   ---------
                                           189,642     312,990
Allowance for doubtful accounts               (-0-)   (160,000)
     Net Accounts Receivable              $189,642   $ 152,990
                                          --------   ---------

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

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                                 MARCH 31, 2005

NOTE 4:     INCOME TAXES (CONTINUED)

            The Company has a net operating loss (NOL) carry-forward of approximately $2,960,000 and $2,247,000 as of December 31, 2004 and December 31, 2003, respectively. The Company's NOL carry-forward expires on December 31, 2023.

NOTE 5:     INVESTOR NOTES PAYABLE

            The Company has issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of March 31, 2005.

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

            The following table represents Investor Notes outstanding at March 31, 2005:

Origination Date    Number of Notes   Note Amount
----------------    ---------------   -----------
   April 2002            124          $ 1,742,000
   May 2002              282            2,735,000
                                      -----------
                                      $ 4,477,000
                                      ===========

NOTE 6:     RELATED PARTIES

            The Company has entered into a Servicing Agreement with Transition Leasing. Transition Leasing will be entitled to a servicing fee of $35 per month per contract and a payment of $150 per contract purchased. Transition Leasing will receive, as a marketing fee, 57.5% of the down payment made by the customers with respect to contracts it originates. Transition Leasing will receive from the Company a Releasing Fee of 57.5% of the down payment with respect to a new contract following repossession of a leased vehicle. The Company paid Transition Leasing $260,561 in 2004 and $64,449 as of March 31, 2005 for servicing, documentation and marketing fees. The Company also has a receivable

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                                 MARCH 31, 2005

NOTE 6:     RELATED PARTIES (CONTINUED)

            from Transition Leasing at December 31, 2004 and March 31, 2005 for $39,205 and $54,529. In addition, the Company has a payable to an affiliate as of March 31, 2005 of $16,634

            In addition, the Company paid a related party $41,000 as of December 31, 2004 for services provided. In addition, there was a related party receivable of $22,874 and $29,273 for the periods ended December 31, 2004 and March 31, 2005 respectively included in accounts receivable.

NOTE 7:     GOING CONCERN

            The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses from operations, a negative equity position, and has investor notes payable due in 2007. Management will continue to service existing leases and initiate new leases until of April 3, 2007. Management recognizes that full repayment of the notes payable in 2007 is unlikely and full repayment may take several years to complete and that full repayment may not occur. As of the date of this report, the final outcome on the note repayment cannot be determined.

NOTE 8:     CONTINGENCY

The Company has entered into an Agreement Tolling Statute of Limitations (the Tolling Agreement) with, among others, certain parties who hold the Company's 9.0% Secured Redeemable Promissory Notes due April 3, 2007 (the Noteholders). The Tolling Agreement tolls the running of the Statutes of limitations with respect to certain claims that the Noteholders contend they may have against the Company and others, including claims arising under certain federal and state securities laws. Common law fraud, negligent misrepresentation, deceptive trade practices, breach of fiduciary duty, conspiracy, rescission, and common law negligence. No suits or other actions have been filed by the Noteholders against the Company as of March 31, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter ended March 31, 2005. The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date.

General.

      As of March 31, 2005, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had originated a total of 323 leases. At March 31, 2005 the Company had 133 leases on the books at a net book value of $2,366,078.

Results of Operations: Three months ended March 31,2005, compared to the three months ended March 31, 2004.

      For the three months ended March 31, 2005, the company had received monthly contract lease payments of $217,251 and amortization of down payments of $83,964. For the same period in 2004 the Company had received monthly contract payments of $246,688 and amortization of down payments of $78,821.

      Operating costs including general and administrative expenses were $97,488 for the three-month period ended March 31, 2005 and were $99,948 for the same period in 2004.

      Depreciation and amortization was $161,237 for the three months ended March 31, 2005 and $176,651 for the three months ended March 31, 2004.

      Interest expense for the three months ended March 31, 2005 was $100,786 and $100,787 for the quarter ended March 31, 2004.

      Loss on sale of inventory for the quarter ended March 31, 2005 was $47,318 and $59,818 for the same period in 2004. The smaller loss for the 2005 period was due to the fact that repossessed vehicles had been on the books longer and generally resulted in smaller losses.

      The net loss for the quarter ended March 31, 2005, was $105,535 compared to a loss of 111,513 for the same period in 2004.

      On June 30, 2002, Transition Auto Finance II, Inc. (TAF II) defaulted on $6,280,000 of its 11% Redeemable Secured Notes. On December 31, 2004, TAF III defaulted on $6,786,000 of its 11 % Redeemable Secured Notes. TAF IV differs from TAF II and TAF III in several ways:

      (1)   Longer term

      (2)   Longer reinvestment period

      (3)   Lower interest rate

A fourth item would be the reduction of "zero financing" by automobile manufacturers. However, zero financing continues to be used by manufacturers to stimulate new car sales. Zero financing has the effect of substantially lowering used car prices and enabling more buyers to pay off current leases and acquire a new car with lower or no finance charges. Lower used car prices result in the company receiving less money on vehicles that are sold as a result of repossessions.

Extension of Reinvestment Period

      In an attempt to minimize the possibility of a default, the Company requested that the Noteholders of TAF IV consent to an amendment to the Indenture extending the reinvestment period from April 3, 2005 to April 3, 2007. The Consent Solicitation was approved by a majority of the Noteholders and the Indenture was amended to reflect the extended reinvestment period

Liquidity and Capital Resources

      During the three months ended March 31, 2005, the Company used cash of $310,609 in its investing activities and received $15,324 in its financing activities compared to the 2004 period when it used cash of $181,831 in its investing activities and received $14,846 in its financing activities.

      The Company's only source of liquidity in the future will be from the sale of early termination vehicles and existing monthly lease payments, after interest and other allowed expenses.

The Company's portfolio, which consisted of 323 leases, included 190 leases, which resulted in early termination. The information on the company's experience with respect to early terminations is set forth below:

                                                              Vehicle                                  Total
                # of   Gross Cost   Misc.   Total    Down       Sale    Sales Tax Warranty Marketing   Amount    Profit
             Contracts Of Vehicle Expenses Payments Payment    Amount    Credit    Rebate  Fee Paid   Received   (Loss)
             --------- ---------- -------- -------- -------- ---------- --------- -------- --------- ---------- ---------
Repossession    156    $3,365,246 $ 73,395 $749,752 $555,102 $1,797,320 $  99,694 $ 22,787 $ 319,605 $2,905,050 ($533,591)
Early Payoff     34    $  681,744 $    300 $229,164 $115,572 $  539,733 $  30,282 $  1,027 $  66,452 $  849,326  $167,282
                ---    ---------- -------- -------- -------- ---------- --------- -------- --------- ----------  --------
Total           190    $4,046,990 $ 73,695 $978,916 $670,674 $2,337,053 $ 129,976 $ 23,814 $ 386,057 $3,754,376 ($366,309)

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's sole stockholder during the First quarter of 2005.

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

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the three months ended March 31, 2005

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

                                       TRANSITION AUTO FINANCE IV, INC.
                                       --------------------------------
                                                 (Registrant)

Date: April 30, 2005                        /s/ Kenneth C. Lowe
                                       -----------------------------------
                                            Kenneth C. Lowe, President/
                                            Chief Executive Officer

Date: April 30, 2005                        /s/ Kenneth C. Lowe
                                       -------------------------------------
                                            Kenneth C. Lowe, President/
                                            Chief Operating Officer

Date: April 30, 2005                        /s/ Kenneth C. Lowe
                                       -------------------------------------
                                            Kenneth C. Lowe, President/
                                            Chief Financial Officer

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