Form 10QSB
period 2005-06-30
TRANSITION AUTO FINANCE IV INC
filed 2005-08-15
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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



State the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date: As June 30, 2005, the issuer' had 1,000 shares of common stock



    TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMS (CHECK ONE): YES [ ] NO [X]

                        TRANSITION AUTO FINANCE IV, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2005

                                                                                                             Page No.
                                                                                                             --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets..................................................................................3
                    June 30, 2005 (Unaudited) and December 31, 2004

                  Statements of Income (Unaudited)................................................................5
                    Quarter and six months ended June 30, 2005 and June 30, 2004

                  Statements of Cash Flows (Unaudited)............................................................6
                    Six Months ended June 30, 2005 and June 30, 2004

                  Notes to Financial Statements (Unaudited).......................................................7

         ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of
                           Operations............................................................................12


         ITEM 3.           Controls and Procedures...............................................................13



PART II. OTHER INFORMATION

         ITEM 1.           Legal Proceedings.....................................................................14

         ITEM 2.           Changes in Securities and Use of Proceeds.............................................14

         ITEM 3.           Defaults Upon Senior Securities.......................................................14

         ITEM 4.           Submission of Matters to a Vote of Security Holders...................................14

         ITEM 5.           Other Information.....................................................................14

         ITEM 6.           Exhibits and Reports on Form 8-K......................................................14


         Signatures    ..........................................................................................15


         In the opinion of management, all adjustments necessary to fair statement of the results for interim periods presented have been reflected in these financial statements.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                        6 months ended             FYE
                                                                           6/30/2005            12/31/2004
                                                                          (unaudited)          (See Note 1)
                                                                        ---------------      ---------------
CURRENT ASSETS
  Cash and cash equivalents                                             $       218,010      $       161,536
  Accounts receivable                                                           264,906              148,245
  Vehicles held for sale                                                         96,316               40,462
  Other Assets                                                                      617                2,349
                                                                        ---------------      ---------------
      Total Current Assets                                                      579,849              352,592
                                                                        ---------------      ---------------

PROPERTY, at cost
  Vehicles leased                                                             2,733,147            2,991,734
  Less accumulated depreciation                                                (703,499)            (655,141)
                                                                        ---------------      ---------------
      Net Property                                                            2,029,647            2,336,593
                                                                        ---------------      ---------------

OTHER ASSETS
  Debt issuance costs, net of amortization of $289,905 and $244,599             158,570              203,876
  Due from Affiliates                                                            71,163               39,205
                                                                        ---------------      ---------------
        Total Other Assets                                                      229,733              243,081
                                                                        ---------------      ---------------
TOTAL ASSETS                                                            $     2,839,239      $     2,932,266
                                                                        ===============      ===============

                        TRANSITION AUTO FINANCE IV, INC.

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                        6 Months Ended            FYE
                                                                           6/30/2005           12/31/2004
CURRENT LIABILITIES                                                       (Unaudited)         (See Note 1)
                                                                        --------------      --------------
  Accrued liabilities                                                   $      129,485      $       54,288
  Current portion of deferred revenue                                          133,218             152,655
                                                                        --------------      --------------
        Total Current Liabilities                                              262,703             206,943
                                                                        --------------      --------------

OTHER LIABILITIES
  Due to affiliate                                                              64,253                 -0-
  Deferred revenue                                                             199,154             220,074
  Investor notes payable                                                     4,477,000           4,477,000
                                                                        --------------      --------------
      Total Other Liabilities                                                4,740,407           4,697,074
                                                                        --------------      --------------

TOTAL LIABILITIES                                                            5,003,110           4,904,017
                                                                        --------------      --------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares authorized,                          100                 100
      issued and outstanding
   Additional paid-in capital                                                      900                 900
   Retained earnings (deficit)                                              (2,164,881)         (1,972,751)
                                                                        --------------      --------------
       Total Stockholders' Equity (Deficit)                                 (2,163,881)         (1,971,751)
                                                                        --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                            $    2,839,239      $    2,932,266
                                                                        ==============      ==============

Note 1: The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date.

                        TRANSITION AUTO FINANCE IV, INC.

                               STATEMENT OF INCOME

                                   (Unaudited)


                                                  Quarter Ended      Six Months Ended     Quarter Ended      Six Months Ended
                                                  June 30, 2005       June 30, 2005       June 30, 2004       June 30, 2004
                                                  --------------      --------------      --------------      --------------
REVENUES

  Vehicle monthly lease payments                  $      207,135      $      424,386      $      243,159      $      489,847
   Amortization of down payments                         138,713             222,677              97,759             176,580
                                                  --------------      --------------      --------------      --------------
        Total Revenues                                   345,848             647,063             340,918             666,427
                                                  --------------      --------------      --------------      --------------

OPERATING EXPENSES

  Operating costs                                         60,528             137,982              66,821             126,354
  General and administrative                              19,228              39,262              15,601              56,016
  Depreciation and amortization                          154,293             315,530             173,071             349,722
                                                  --------------      --------------      --------------      --------------
        Total Operating Expenses                         234,049             492,774             255,493             532,092

Operating Profit (Loss)                                  111,799             154,289              85,425             134,335
                                                  --------------      --------------      --------------      --------------

OTHER INCOME (EXPENSE)

Investment income                                             64                 144                 188                 370
Other income (expense)                                       -0-                 -0-                 -0-                 -0-
Interest expense                                        (100,787)           (201,574)           (100,787)           (201,574)
Loss on sale of inventory                                (97,671)           (144,989)            (88,584)           (148,402)
                                                  --------------      --------------      --------------      --------------
        Total Other Income (Expense)                    (198,294)           (346,419)           (189,183)           (349,606)
                                                  --------------      --------------      --------------      --------------

Provision for Federal Income Taxes                           -0-                 -0-                 -0-                 -0-
                                                  --------------      --------------      --------------      --------------

Net Loss                                          $      (86,495)     $     (192,130)     $     (103,758)     $     (215,271)
                                                  ==============      ==============      ==============      ==============


Loss per share (basic and diluted)                $       (86.50)        $ ( 192.13)      $      (103.76)        $ ( 215.27)

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                      6 Months Ended      6 Months Ended
                                                                      June 30, 2005       June 30, 2004
                                                                      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $     (192,130)     $     (215,271)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                           315,530             349,722
     Amortization of down payments                                          (222,677)           (176,580)
     (Gain) loss on sale of property                                         144,989             148,402
Net changes in operating assets and liabilities:
     Accounts receivable and other assets                                   (114,929)            (91,744)
     Accrued liabilities                                                      75,197              44,099
     Deferred revenue                                                        182,320             139,310
                                                                      --------------      --------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                             188,300             197,938
                                                                      --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of fixed assets                                                 (689,191)           (722,128)
   Cash proceeds from sale of property                                       525,070             535,715
                                                                      --------------      --------------
NET CASH (USED) BY INVESTING ACTIVITIES                                     (164,121)           (186,413)
                                                                      --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net advances (payments) to affiliates                                      32,295              16,433
                                                                      --------------      --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                              32,295              16,433
                                                                      --------------      --------------
NET INCREASE (DECREASE) IN CASH                                               56,474              27,958

CASH AND CASH EQUIVALENTS, beginning of period                               161,536             285,628
                                                                      --------------      --------------

CASH AND CASH EQUIVALENTS, end of period                              $      218,010      $      313,586
                                                                      ==============      ==============

CASH PAID DURING THE YEAR FOR
   Interest                                                           $      201,574      $      201,573
                                                                      ==============      ==============
   Income taxes                                                                 $-0-                $-0-
                                                                      ==============      ==============


NON-CASH INVESTING ACTIVITIES


Vehicles with a net book value of $55,863 were reclassified from vehicles leased to vehicles held for sale as of June 30, 2005.


Vehicles with a net book value of $57,629 were reclassified from vehicles leased to vehicles held for sale as of June 30, 2004.

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2005

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

                                  JUNE 30, 2005


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

                                  JUNE 30, 2005

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

         CONCENTRATION OF CREDIT RISK

                  A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

NOTE 3:  RECEIVABLES

         The Company has receivables as of December 31, 2004 and 2003, of:

                                                            2004               2003
                                                       -------------      -------------
Lease payments                                         $     282,317      $     217,951
Warranty receivable from a related party                      22,874             11,637
Other                                                         46,354             49,277
                                                       -------------      -------------
                                                             351,545            278,865
Allowance for doubtful accounts                             (203,300)          (160,000)
                                                       -------------      -------------
   Net Accounts Receivable                             $     148,245      $     118,865
                                                       =============      =============


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

                                  JUNE 30, 2005


NOTE 4:  INCOME TAXES (CONTINUED)

         The Company has a net operating loss (NOL) carry-forward of approximately $2,960,000 and $2,247,000 as of December 31, 2004 and December 31, 2003, respectively. The Company's NOL carry-forward expires on December 31, 2023.

NOTE 5:  INVESTOR NOTES PAYABLE

         The Company has issued $4,477,000 of fixed rate redeemable asset-backed notes (Investor Notes) as of June 30, 2005 and 2004.

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

         The following table represents Investor Notes outstanding at June 30, 2005:

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

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                                  JUNE 30, 2005


NOTE 6:  RELATED PARTIES (CONTINUED)

         The Company paid Transition Leasing $260,561 in 2004 and $126,656 as of June 30, 2005 for servicing, documentation and marketing fees. The Company also has a receivable from Transition Leasing at December 31, 2004 and June 30, 2005 for $39,205 and $71,163. The Company had a payable to an affiliate for $64,253 as of June 30, 2005.

         In addition, the Company paid a related party $41,000 as of December 31, 2004 for warranty services provided. In addition, there was a related party receivable of $22,874 for the period ended December 31, 2004 and $34,237 as of June 30, 2005 which is included in accounts receivable.


NOTE 7:  GOING CONCERN

         The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained recurring losses from operations, a negative equity position, and has investor notes payable due in 2007. Management will continue to service existing leases and initiate new leases until the trigger date of April 3, 2007. Management recognizes that full repayment of the notes payable in 2007 is unlikely and full repayment may take several years to complete and that full repayment may not occur. As of the date of this report, the final outcome on the note repayment cannot be determined.


NOTE 8:  CONTINGENCY

         The Company has entered into an Agreement Tolling Statute of Limitations (the Tolling Agreement) with, among others, certain parties who hold the Company's 9.0% Secured Redeemable Promissory Notes due April 3, 2007 (the Noteholders). The Tolling Agreement tolls the running of the statutes of limitations with respect to certain claims that the Noteholders contend they may have against the Company and others, including claims arising under certain federal and state securities laws, common law fraud, negligent misrepresentation, deceptive trade practices, breach of fiduciary duty, conspiracy, rescission, and common law negligence. No suits or other actions have been filed by the Noteholders against the Company as of December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis relates to factors that have affected the operating results of the Company for the quarter and the six months ended June 30, 2005. The balance sheet at December 31, 2004, as presented, is derived from the audited financial statements at that date.

General.

         As of June 30, 2005, the Company had sold $4,477,000 of its 9% Redeemable Secured Notes and had a total of 117 active leases with a net book value of $2,029,647. During the second quarter of 2002 Transition Auto Finance IV, Inc. instructed the Underwriter to cease Note sales.

Results of Operations for the three months ended June 30

         For the three months ended June 30, 2005, the company had received monthly contract lease payments of $207,135 and amortization of down payments of $138,713 compared to $243,159 monthly contract payments and $97,759 amortization of down payments for the same period in 2004.

         Operating costs including general and administrative expenses were $79,756 for the three-month period ended June 30, 2005 compared to $82,422 for the three-month period ended June 30, 2004.

         Depreciation and amortization was $154,293 for the three months ended June 30, 2005 compared to $173,071 for the same period in 2004.

         Interest expense for the three months ended June 30, 2005 was $100,787 compared to the same amount, $100,787, for the same period in 2004.

         Loss on sale of inventory for the three months ended June 30, 2005 was $97,671. Loss on inventory for the same period in 2004 was $88,584.

         The net loss for the quarter ended June 30, 2005, was $86,597 compared to $103,758 for the same period in 2004. The higher loss for the 2004 period was the result of higher depreciation for the first quarter of 2004.

         On June 30, 2002, Transition Finance II, Inc. (TAF II) defaulted on $6,280,000 of its 11% Redeemable Secured Notes. Due to the recession and September 11 events, TAF II and TAF III experienced a larger than normal number of repossessions. The amount of time necessary to reinvest proceeds from repossessions substantially reduced the positive impact of leverage on TAF II. Leverage in this context is the ability to turn cash into performing assets by investing in new leases.

         In an attempt to offset this loss of leverage in TAF III and to minimize the possibility of a default, the Company requested that the Noteholders consent to an amendment to the Indenture, which would extend the reinvestment period from December 31, 2002 to December 31 2004. The consent solicitation was approved by a majority of the Noteholders and the Indenture was amended to reflect the extended reinvestment period. On December 31, 2004, TAF III defaulted on $6,786,000 of its 11 % Redeemable Secured Notes. The default notwithstanding, the Company believes that the extension of the reinvestment period enhanced the total amount of funds that will ultimately be returned to Noteholders.

Extension of Reinvestment Period

         To minimize the possibility of a default, the Company requested that the Noteholders of TAF IV consent to an amendment to the Indenture extending the reinvestment period from April 3, 2005 to April 3, 2007. The Consent Solicitation was approved by a majority of the Noteholders and the Indenture was amended to reflect the extended reinvestment period.

Results of Operations: Six months ended June 30

          Total revenue for the six- month period ended June 30, 2005 was $647,063 compared to $666,427 for the same period in 2004.

         Operating costs and expenses were $177,244 for the six-month period ended June 30, 2005 compared to $182,370 for the same period in 2004.

           Depreciation and amortization for the six-month period ended June 30, 2005 was $315,530 compared to $349,722 for the same period in 2004.

         Interest expense for the six-months ended June 30, 2005 was $201,574 compared to $201,574 for the first six months of 2004.

         Loss on sale of inventory was $144,989 for the six-month period ended June 30, 2005 compared to $148,402 for the same period in 2004.

        The company had a loss of $192,130 for the six-month period ended June 30, 2005 compared to a loss of $215,271 for the same period in 2004.

Liquidity and Capital Resources

         During the six-months ended June 30, 2005, the Company used cash of $164,121 in its investing activities and provided $32,295 from its financing activities. For the same period in 2004 the Company used cash of $186,413 in its investing activities and $16,433 in its financing activities.

         The Company's only source of liquidity in the future will be from the sale of repossessed vehicles and its monthly lease payments after interest and other allowed expenses.

         The Company's portfolio, which consisted of 332 leases, included 215 leases, which resulted in early termination. The information on the company's experience with respect to early terminations is set forth below:


                                                                           Vehicle
                # of      Gross Cost     Misc.      Total       Down        Sale       Sales Tax   Warranty   Marketing
              Contracts   Of Vehicle   Expenses    Payments    Payment      Amount      Credit      Rebate     Fee Paid
              ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Repossession         176  $3,834,253  $   81,103  $  895,999  $  676,803  $2,042,620  $  105,507  $   30,729  $  389,584
Early Payoff          39  $  808,361  $      700  $  261,803  $  141,538  $  640,064  $   38,888  $    1,027  $   81,383
              ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total                215  $4,642,614  $   81,803  $1,157,802  $  818,341  $2,682,684  $  144,395  $   31,756  $  470,967


                Total
                Amount     Profit
               Received    (Loss)
              ----------  ----------
Repossession  $3,362,074  ($ 553,282)
Early Payoff  $1,001,937  $  192,876
              ----------  ----------
Total         $4,364,011  ($ 360,406)


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

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, within 90 days of the filing date of this report (the "Evaluation Date"). Based upon this evaluation, our principal executive officer and principal financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to the included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms relating to the Company, including, our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

         In addition, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's sole stockholder during the Second quarter of 2005.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Financial Statements

       The following financial statements are filed as a part of this Form
10-QSB:

       Exhibits

       The following exhibits are filed as exhibits to this report on Form
10-QSB:

             The information required is set forth in the Index to Exhibits accompanying this Form 10-QSB.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the six months ended June 30,
2005

                                   SIGNATURES

         In accordance with section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         TRANSITION AUTO FINANCE IV, INC.
                             ---------------------------------------------------
                                                   (Registrant)


Date: August 4, 2005                           /s/ KENNETH C. LOWE
                             ---------------------------------------------------
                                            Kenneth C. Lowe, President/
                                                 Chief Executive Officer


Date: August 4, 2005                           /s/ KENNETH C. LOWE
                             ---------------------------------------------------
                                            Kenneth C. Lowe, President/
                                                 Chief Operating Officer


Date: August 4, 2005                           /s/ KENNETH C. LOWE
                             ---------------------------------------------------
                                            Kenneth C. Lowe, President/
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
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