Form 10QSB/A
period 2005-03-31
TRANSITION AUTO FINANCE IV INC
filed 2005-08-16
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

                        TRANSITION AUTO FINANCE IV, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2005

                                                                                     Page No.
                                                                                     --------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements

                  Balance Sheets...................................................      3
                    March 31, 2005 (Unaudited) and December 31, 2004

                  Statements of Income (Unaudited).................................      5
                    Quarters ended March 31, 2005 and March 31, 2004

                  Statements of Cash Flows (Unaudited).............................      6
                    Quarters ended March 31, 2005 and March 31, 2004

                  Notes to Consolidated Financial Statements (Unaudited)...........      7

         ITEM 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................     12

         ITEM 3.    Controls and Procedures........................................     13

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings................................................     13

         ITEM 2.  Changes in Securities and Use of Proceeds........................     13

         ITEM 3.  Defaults Upon Senior Securities..................................     14

         ITEM 4.  Submission of Matters to a Vote of Security Holders..............     14

         ITEM 5.  Other Information................................................     14

         ITEM 6.  Exhibits and Reports on Form 8-K.................................     14

         Signatures ...............................................................     15


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

                                       TRANSITION AUTO FINANCE IV, INC.
                                       --------------------------------
                                                 (Registrant)

Date: August 12, 2005                       /s/ Kenneth C. Lowe
                                       -----------------------------------
                                            Kenneth C. Lowe, President/
                                            Chief Executive Officer

Date: August 12, 2005                       /s/ Kenneth C. Lowe
                                       -------------------------------------
                                            Kenneth C. Lowe, President/
                                            Chief Operating Officer

Date: August 12, 2005                       /s/ Kenneth C. Lowe
                                       -------------------------------------
                                            Kenneth C. Lowe, President/
                                            Chief Financial Officer

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