Form 10KSB/A
period 2004-12-31
TRANSITION AUTO FINANCE IV INC
filed 2005-08-29
CIK 1160213

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB/A

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                        COMMISSION FILE NUMBER: 333-70350

                        TRANSITION AUTO FINANCE IV, INC.
               (Exact name of registrant as specified in charter)

            TEXAS                                75-2957399
(State or other jurisdiction           (I.R.S. Employer Identification
of incorporation or organization)                Number)

          8144 WALNUT HILL LANE., SUITE 680,
                     DALLAS, TEXAS                               75231
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

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                               TABLE OF CONTENTS

PART I.......................................................................................................   3

Item 1. Description of Business..............................................................................   3
Item 2. Description of Property..............................................................................   4
Item 3. Legal Proceedings....................................................................................   4
Item 4. Submission of Matters to a Vote of Security Holders..................................................   4

PART II......................................................................................................   4

Item 5. Market for Common Equity and Related Stockholder Matters.............................................   4
Item 6. Management's Discussion and Analysis or Plan of Operations...........................................   4
Item 7. Financial Statements and Supplementary Data..........................................................   6
Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.................  18

PART III.....................................................................................................  18

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the
         Exchange Act........................................................................................  18
Item 10. Executive Compensation..............................................................................  19
Item 11. Security Ownership of Certain Beneficial Owners and Management Principal Stockholders...............  19
Item 12. Certain Relationships and Related Transactions......................................................  20
Item 13. Exhibits and Reports on Form 8-K....................................................................  21

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

      The Company's audit opinion for December 31, 2004, makes reference to auditor's Footnote 6 regarding the Company's future as a going concern. The auditor's stated basis for this comment is "the Company's recurring operating losses, negative working capital and negative equity position." Operating losses are incurred in an operation of this type due to high startup costs and high operating costs during the early years of operation while large numbers of leases are being added. The Company actually had negative equity before it ever leased its first car. It is impossible to predict at this time the total amount of funds that will be available to repay TAF IV investors principal and interest. In management's opinion, it is currently unfathomable that TAF IV will not continue to operate as it is presently operating until all leases mature and the proceeds are distributed to Noteholders.

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

The Company's portfolio consisted of 129 active leases and 173 leases the result of early terminations. The information on the Company's experience with respect to early terminations is set forth below:

                                                                    Vehicle                                  Total
                 # of    Gross Cost    Misc.    Total      Down      Sale     Sales Tax  Warranty Marketing  Amount       Profit
              Contracts  Of Vehicle  Expenses  Payments  Payment    Amount     Credit     Rebate   Fee Paid Received      (Loss)
              ---------  ----------  --------  --------  -------- ----------  ---------  -------- --------- ----------- ------------
Repossession      144    $3,087,921   $68,259  $652,473  $510,758 $1,658,070  $ 93,591    $19,799  $294,108  $2,640,583  ($515,597)
Early Payoff       29    $  534,204   $   300  $167,489  $ 88,736 $  430,202  $ 24,778    $ 1,027  $ 51,022  $  661,210   $126,706
                  ---    ----------   -------  --------  -------- ----------  --------    -------  --------  ----------  ---------
Total             173    $3,622,125   $68,559  $819,962  $599,494 $2,088,272  $118,369    $20,826  $345,130  $3,301,793  ($388,891)

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

                        TRANSITION AUTO FINANCE IV, INC.

                               TABLE OF CONTENTS

                                                                     PAGE
                                                                     ----
INDEPENDENT AUDITORS' REPORT                                            8

FINANCIAL STATEMENTS

  Balance Sheets                                                        9

  Statement of Income and changes in Retained Earnings (Deficit)       10

  Statement of Stockholder's Equity                                    11

  Statements of Cash Flows                                             12

  Notes to Financial Statements                                     13-17

                           SPROUSE & ANDERSON, L.L.P.
                            ACCOUNTANTS & CONSULTANTS

Board of Directors
Transition Auto Finance IV, Inc.
Dallas, Texas

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

We conducted our audits in accordance with standards of the United States Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

SPROUSE & ANDERSON, L.L.P.       Digitally signed by SPROUSE & ANDERSON, L.L.P.
                                 DN: cn=SPROUSE & ANDERSON, L.L.P., c=US, email=lmonreal@sprousecpa.com
                                 Date: 2005.08.10 13:15:22 -05'00'

February 28, 2005
Austin, Texas

                        TRANSITION AUTO FINANCE IV, INC.

                                 BALANCE SHEETS

                           DECEMBER 31, 2004 and 2003

                                                                                          2004           2003
                                                                                       -----------    -----------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                            $   161,536    $   285,628
  Accounts receivable, net of an allowance for doubtful accounts of $203,300
   and $160,000                                                                            148,245        118,865
  Vehicles held for sale                                                                    40,462         64,498
  Other assets                                                                               2,349          1,083
                                                                                       -----------    -----------
      Total Current Assets                                                                 352,592        470,074
                                                                                       -----------    -----------

PROPERTY, at cost
  Vehicles leased                                                                        2,991,734      3,326,694
  Less accumulated depreciation                                                           (655,141)      (505,557)
                                                                                       -----------    -----------
      Net Property                                                                       2,336,593      2,821,137
                                                                                       -----------    -----------

OTHER ASSETS
  Debt issuance costs, net of accumulated amortization of $244,599 and                     203,876        294,487
    $153,988, respectively
  Due from an affiliate                                                                     39,205         31,389
                                                                                       -----------    -----------
      Total Other Assets                                                                   243,081        325,876
                                                                                       -----------    -----------
TOTAL ASSETS                                                                           $ 2,932,266    $ 3,617,087
                                                                                       ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                             $    54,288    $    42,264
  Current portion of deferred revenue                                                      152,655        224,461
                                                                                       -----------    -----------
       Total Current Liabilities                                                           206,943        266,725
                                                                                       -----------    -----------

OTHER LIABILITIES
  Deferred revenue, net of current portion                                                 220,074        213,342
  Investor notes payable                                                                 4,477,000      4,477,000
                                                                                       -----------    -----------
      Total Other Liabilities                                                            4,697,074      4,690,342
                                                                                       -----------    -----------

TOTAL LIABILITIES                                                                        4,904,017      4,957,067
                                                                                       -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, $.10 par value, 1,000 shares
    authorized, issued and outstanding                                                         100            100
   Additional paid-in capital                                                                  900            900
   Retained earnings (deficit)                                                          (1,972,751)    (1,340,980)
                                                                                       -----------    -----------
       Total Stockholders' Equity (Deficit)                                             (1,971,751)    (1,399,980)
                                                                                       -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                   $ 2,932,266    $ 3,617,087
                                                                                       ===========    ===========

                        TRANSITION AUTO FINANCE IV, INC.

                           STATEMENTS OF INCOME (LOSS)

                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                          2004           2003
                                       -----------    -----------
REVENUES

  Vehicle monthly lease payments       $   933,092    $   911,108
  Amortization of down payments            344,842        362,144
                                       -----------    -----------

        Total Revenues                   1,277,934      1,273,252
                                       -----------    -----------

OPERATING EXPENSES

  Operating costs                          480,590        585,027
  General and administrative                72,782         74,162
  Depreciation and amortization            676,620        682,464
                                       -----------    -----------
        Total Operating Expenses         1,229,992      1,341,653
                                       -----------    -----------

Operating Income (Loss)                    (47,942)       (68,401)
                                       -----------    -----------

OTHER INCOME (EXPENSE)

Interest income                                825          7,217
Interest expense                          (403,146)      (403,146)
Loss on sale of inventory                 (277,392)      (383,204)
                                       -----------    -----------
        Total Other Income (Expense)      (679,713)      (779,133)
                                       -----------    -----------

Provision for Federal Income Taxes             -0-            -0-
                                       -----------    -----------

Net Loss                                  (631,771)      (847,534)

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                   COMMON STOCK
                                -----------------
                                                                                       TOTAL
                                                      ADDITIONAL     RETAINED       STOCKHOLDERS'
                                                       PAID-IN       EARNINGS         EQUITY
                                SHARES     AMOUNT      CAPITAL       (DEFICIT)       (DEFICIT)
                                ------  ---------    -----------    ------------    -------------
Balance at December 31, 2002    1,000   $     100    $       900    $   (493,446)   $    (492,446)

   Net Loss                        -            -              -        (847,534)        (847,534)
                                -----   ---------    -----------    ------------    -------------

Balance at December 31, 2003    1,000         100            900      (1,340,980)      (1,339,980)

   Net Loss                         -           -              -        (631,771)        (631,771)
                                -----   ---------    -----------    ------------    -------------

Balance at December 31, 2004    1,000   $     100    $       900    $ (1,972,751)   $  (1,971,751)
                                =====   =========    ===========    ============    =============

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                        TRANSITION AUTO FINANCE IV, INC.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

                                                                                        2004          2003
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                            $  (631,771)   $  (847,534)
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                                      676,620        682,464
     Amortization of down payments                                                     (344,842)      (362,144)
     Bad debt expense                                                                   203,300        160,725
     Loss on sale of property                                                           277,392        383,204
Net changes in operating assets and liabilities:
     Accounts receivable                                                               (232,680)      (248,837)
     Other assets                                                                        (1,266)           -0-
     Vehicles held for sale                                                              24,036            -0-
     Accounts Payable and accrued liabilities                                            12,024        (71,851)
     Deferred revenue                                                                   279,768        506,447
                                                                                    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               262,581        202,474
                                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property                                                              (1,474,389)    (2,895,845)
   Proceeds from sale of property                                                     1,095,532        959,492
                                                                                    -----------    -----------
NET CASH USED BY INVESTING ACTIVITIES                                                  (378,857)    (1,936,353)
                                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net payments to affiliates                                                            (7,816)       (10,130)
                                                                                    -----------    -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                         (7,816)       (10,130)
                                                                                    -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (124,092)    (1,744,009)

CASH AND CASH EQUIVALENTS, beginning of year                                            285,628      2,029,637
                                                                                    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                              $   161,536    $   285,628
                                                                                    ===========    ===========

Cash paid during the YEAR for
   Interest                                                                         $   402,561    $   403,346
                                                                                    ===========    ===========

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

            CONCENTRATION OF CREDIT RISK

            A majority of the lessees are residents of the Dallas/Fort Worth Metroplex. Vehicles are used as collateral for leases.

NOTE 3:     RECEIVABLES

            The Company has receivables as of December 31, 2004 and 2003, of

                                             2004                2003
                                           --------           ----------
Lease payments                             $282,317           $  217,951
Warranty receivable from related party       22,874               11,637
Other                                        46,354               49,277
                                           --------           ----------
                                            351,545              278,865
Allowance for doubtful accounts            (203,300)            (160,000)
                                           --------           ----------
      Net Accounts Receivable              $148,245           $  118,865
                                           ========           ==========

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

                        TRANSITION AUTO FINANCE IV, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

                           DECEMBER 31, 2004 and 2003

NOTE 4:     INCOME TAXES (CONTINUED)

            The Company has a net operating loss (NOL) carry-forward of approximately $2,960,000 and $2,247,000 as of December 31, 2004 and December 31, 2003, respectively. The Company's NOL carry-forward expires on December 31, 2023

NOTE 5:     INVESTOR NOTES PAYABLE

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

NOTE 6:     RELATED PARTIES (CONTINUED)

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

ITEM 8 (a).  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the 2004 fiscal year. This evaluation ("Controls Evaluation") was done with the participation of our president and chief executive officer ("CEO") and chief financial officer ("CFO").

Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information relating to Company is made known to management on a timely basis during the period when our periodic reports are being prepared.

Internal control over financial reporting is a framework incorporating processes designed to assure that transactions are booked properly initially and find their way to the appropriate place on the company's financial statements. There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

                                              Shares of Common Stock     Percentage of Common
         Name of Shareholder                            (1)                      Stock
----------------------------------            ----------------------     --------------------
Transition Leasing Management, Inc.                      1000                      100%
8144 Walnut Hill Lane
Suite 680
Dallas, Texas 75231

Kenneth C. Lowe                                             0 (2)                    0
Randall K. Lowe                                             0                        0
William H. Dreger                                           0                        0

Total                                                    1000                      100%

All officers and directors as a group                       0                      100%

-----------------
(1) The information as to beneficial ownership of Common Stock has been furnished by the respective shareholders, directors and officers of the Company.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Audit Fees

      The aggregate fees billed to the Company by Sprouse & Anderson, L.L.P. for the audit of the Company's annual financial statements included in the 10KSB and for the review of the financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2004 and 2003 totaled $18,163 and $14,180 respectively.

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

                                        TRANSITION AUTO FINANCE IV, INC.
                                    ----------------------------------------
                                                  (Registrant)

Date: August 24, 2005                     /s/ Kenneth C. Lowe
                                    ----------------------------------------
                                           Kenneth C. Lowe, President/
                                           Chief Executive Officer

Date: August 24, 2005                     /s/ Kenneth C. Lowe
                                    ----------------------------------------
                                           Kenneth C. Lowe, President/
                                           Chief Operating Officer

Date: August 24, 2005                     /s/ Kenneth C. Lowe
                                    ----------------------------------------
                                           Kenneth C. Lowe, President/
                                           Chief Financial Officer

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